Form 10-Q
period 2000-03-31
OPUS360 CORP
filed 2000-05-22
CIK 1099674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: 3/31/2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File number 000-29793
                                              ---------

                               Opus360 Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                        134023714
  -------------------------------                    -----------------------
  (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                     Identification Number)

         39 West 13th Street, 3rd Fl. New York, NY            10011
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices)           (Zip Code)

                                  212-687-6787
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date May 15, 2000.

        Common Stock                                    50,084,011
-------------------------------                   ---------------------
           Class                                    Outstanding Shares

                               Opus360 Corporation
                                      Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at December 31, 1999, March 31,
         2000 and Pro forma March 31, 2000.                                   1

        Consolidated Statements of Operations for the three months
         ended March 31, 1999 and March 31, 2000                              2

        Consolidated Statements of Cash Flows for the three months
         ended March 31, 1999 and March 31, 2000                              3

        Notes to the Consolidated Financial Statements                     4-16

Item 2. Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                17

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                    23

Item 2. Change in Securities and Use of Proceeds                             23

Item 3. Defaults Upon Senior Securities                                      23

Item 4. Submission of Matters to a Vote of Securities Holders                23

Item 5. Other Information                                                    24

Item 6. Exhibits and Reports on Form 8-K                                     24

     a. Exhibits                                                             24

        10.1 Employment Agreement dated March 13, 2000 between the registrant and Richard McCann

        27   Financial Data Schedule

                      Opus360 Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                                                       Pro Forma
                                                                                    December 31,       March 31,        March 31,
                                                                                        1999             2000             2000
                                                                                    -------------    -------------    -------------
                                     Assets
Current assets:
Cash                                                                                $   1,326,000    $  11,610,000    $  11,610,000
Accounts receivable                                                                     2,314,000        3,466,000        3,466,000
Short-term investments                                                                 27,137,000          225,000          225,000
Prepaid expenses and other current assets                                               3,850,000        5,757,000        5,757,000
                                                                                    -------------    -------------    -------------
           Total current assets                                                        34,627,000       21,058,000       21,058,000
Property and equipment, net                                                             2,990,000        7,274,000        7,274,000
Goodwill, net                                                                           1,702,000       35,985,000       35,985,000
Deferred loan costs                                                                        16,000               --               --
Due from PeopleMover                                                                      575,000               --               --
Other assets                                                                              806,000        4,010,000        4,010,000
                                                                                    -------------    -------------    -------------
           Total assets                                                             $  40,716,000    $  68,327,000    $  68,327,000
                                                                                    =============    =============    =============

                      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                                    $   5,489,000    $   6,369,000    $   6,369,000
Accrued expenses                                                                        4,818,000        6,304,000        6,304,000
Accrued wages                                                                           2,682,000        3,285,000        3,285,000
Line of credit                                                                                 --        1,358,000        1,358,000
Capital lease obligation                                                                       --          142,000          142,000
Deferred revenues                                                                              --        6,894,000        6,894,000
Other current liabilities                                                                      --        2,056,000        2,056,000
                                                                                    -------------    -------------    -------------
           Total current liabilities                                                   12,989,000       26,408,000       26,408,000

Long term lease obligation                                                                     --          327,000          327,000
                                                                                    -------------    -------------    -------------
           Total liabilities                                                           12,989,000       26,735,000       26,735,000

Stockholders' equity:
Series A convertible preferred stock, $0.001 par value; 8,400,000 shares authorized; 8,284,000 and 8,284,000 shares issued and outstanding, respectively; zero shares outstanding on a pro forma
   basis                                                                                    8,000            8,000               --
Series B convertible preferred stock, $0.001 par value; 8,700,000 shares authorized; 8,677,000 and 8,677,000 shares issued and outstanding,
   respectively; zero shares outstanding on a pro forma basis                               9,000            9,000               --
Common stock, $0.001 par value; 150,000,000 shares authorized; 10,880,000 and
   16,137,000 issued and outstanding, respectively; 41,578,000
   shares outstanding on a pro forma basis                                                 11,000           16,000           41,000
Additional paid-in capital                                                             63,835,000      115,815,000      115,807,000
Stock subscription receivable                                                            (239,000)        (239,000)        (239,000)
Deferred compensation                                                                  (5,469,000)     (18,571,000)     (18,571,000)
Accumulated deficit                                                                   (30,425,000)     (55,443,000)     (55,443,000)
Accumulated other comprehensive loss                                                       (3,000)          (3,000)          (3,000)
                                                                                    -------------    -------------    -------------
           Total stockholders' equity                                                  27,727,000       41,592,000       41,592,000
                                                                                    -------------    -------------    -------------
Commitments and contingencies
           Total liabilities and stockholders' equity                               $  40,716,000    $  68,327,000    $  68,327,000
                                                                                    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                               Opus360 Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                     ------------------------------
                                                                                                         1999              2000
                                                                                                     ------------      ------------
Revenue                                                                                              $         --      $    977,000
Cost of revenue                                                                                                --           651,000
                                                                                                     ------------      ------------
Gross profit                                                                                                   --           326,000

Operating expenses:
   Sales and marketing, exclusive of $0 and $94,000 reported below as amortization of
      equity-based compensation                                                                           626,000         8,286,000
   Product development, exclusive of $25,000 and $602,000 reported below as amortization
      of equity-based compensation                                                                        690,000         6,588,000
   General and administrative, exclusive of $0 and $2,968,000 reported below as
      amortization of equity-based compensation                                                           621,000         4,341,000
   Depreciation and amortization of goodwill                                                               39,000         2,667,000
   Amortization of equity-based compensation                                                               25,000         3,664,000
                                                                                                     ------------      ------------
      Total operating expenses                                                                          2,001,000        25,546,000
                                                                                                     ------------      ------------
      Loss from operations                                                                             (2,001,000)      (25,220,000)

Other income:

   Net Interest income                                                                                         --           202,000
                                                                                                     ------------      ------------

      Loss before income taxes                                                                         (2,001,000)      (25,018,000)

Income tax expense                                                                                             --                --
                                                                                                     ------------      ------------
      Net loss                                                                                       $ (2,001,000)     $(25,018,000)
                                                                                                     ============      ============
Historical basic and diluted net loss per share                                                      $      (0.21)     $      (1.86)
                                                                                                     ============      ============
Shares used in the calculation of historical basic and
diluted net loss per share                                                                              9,499,000        13,438,000
                                                                                                     ============      ============
Pro forma basic and diluted net loss per share (note 6)                                                                $     (0.49)
                                                                                                                       ============
Shares used in the calculation of pro forma basic and
diluted net loss per share (note 6)                                                                                     38,879,000
                                                                                                                       ============

          See accompanying notes to consolidated financial statements.

                               Opus360 Corporation
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                                          Three Months Ended
                                                                                                              March 31,
                                                                                                   --------------------------------
                                                                                                       1999                2000
                                                                                                   ------------        ------------

Cash flows from operating activities:
   Net loss                                                                                        $ (2,001,000)       $(25,018,000)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                      39,000           2,667,000
      Non cash compensation expense                                                                      25,000           3,664,000
      Non cash advertising expense                                                                           --              83,000
      Non cash advisory expense                                                                              --             175,000
      Loss on disposal of equipment                                                                     (18,000)                 --
      Changes in operating assets and liabilities:
        Account receivables                                                                                  --            (302,000)
        Prepaid expenses and other current assets                                                            --            (329,000)
        Other assets                                                                                   (204,000)            706,000
        Accounts payable                                                                              1,033,000            (821,000)
        Accrued expenses                                                                                     --          (1,057,000)
        Accrued wages                                                                                        --             555,000
        Short term lease obligation                                                                          --             (29,000)
        Deferred revenues                                                                                    --           5,207,000
        Other Liabilities                                                                                    --             735,000
                                                                                                   ------------        ------------
           Net cash used in operating activities                                                   $ (1,126,000)       $(13,764,000)
                                                                                                   ============        ============

Cash flows from investing activities:
   Acquisition of property and equipment                                                                (47,000)         (3,523,000)
   Decrease in short term investments                                                                        --          26,912,000
   Cash used in connection with acquisition of subsidiaries                                                  --            (975,000)
   Cash used in acquisition of assets                                                                        --            (650,000)
                                                                                                   ------------        ------------
           Net cash (used in) provided by investing activities                                     $    (47,000)       $ 21,764,000
                                                                                                   ============        ============
Cash flows from financing activities:
   Net proceeds from loans                                                                         $     82,000        $  1,008,000
   Net proceeds from issuance of common stock                                                         4,560,000           1,276,000
                                                                                                   ------------        ------------
           Net cash provided by financing activities                                                  4,642,000           2,284,000
                                                                                                   ------------        ------------
           Net increase in cash                                                                       3,469,000          10,284,000

Cash:
   Beginning of period                                                                                5,818,000           1,326,000
                                                                                                   ------------        ------------
   End of period                                                                                   $  9,287,000        $ 11,610,000
                                                                                                   ============        ============

           See accompanying notes to consolidated financial statements

                      Opus360 Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1. Organization and Summary of Accounting Policies

(a) Organization and Description of Business

      Opus360 Corporation ("Opus" or the "Company") was incorporated on August 17, 1998, under the laws of Delaware.

      Opus provides an integrated, web-based business-to-business services for putting people and projects together across the service supply chain. The Company's services are designed to streamline the procurement and management of professional services and are comprised of two segments.

      o FREEAGENT.COM SERVICE which includes FREEAGENT.COM, a web-site that enables independent professionals to manage their careers by offering them access to project opportunities and corporate products and services; and, FREEAGENT E.OFFICE, a back-office and employer service for independent professionals. Independent professionals who elect to receive FREEAGENT E.OFFICE services are the Company's contractual employees for federal income tax purposes and for whom the Company prepares IRS Form W-2's. The Company enters into contracts with organizations for projects to be performed by FREEAGENT E.OFFICE employees, processes invoices on their behalf and, upon receipt of amounts due from the contracting organization for the services rendered by FREEAGENT E.OFFICE employees, remits the amount to them after deducting payroll taxes, the fees charged by the Company and directing amounts to their health insurance and 401(k) retirement plan, as directed by the FREEAGENT E.OFFICE employees.

      o APPLICATION AND PROCUREMENT SERVICES which includes OPUS XCHANGE, a web-based service designed to enable corporations, professional service firms, staffing vendors and other buyers of project-based labor to procure resources in an exchange-based environment by using search technologies to match people with projects; and, OPUSRM, a labor resource management service designed to centralize resource and project information and enable organizations to manage their internal and external labor resources.

(b) Basis of Presentation

      The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's S-1 registration statement declared effective by the SEC on April 6, 2000.

      On March 27, 2000 the Board of Directors authorized a three-for-two stock split of the Company's common stock. The financial information included in the accompanying financial statements gives effect to the stock split.

      On April 12, 2000, the Company completed the sale of 7,000,000 shares of its common stock, in connection with an initial public offering ("IPO") at a price of $10 per share. Concurrent with its IPO, the Company sold $14,000,000 of its common stock to Dell USA L.P. at a price of $9.30 per share (the "Concurrent Placement"). The accompanying financial statements including the pro-forma balance sheet do not give effect to these transactions.

      The accompanying pro-forma balance sheet gives affect to the conversion of all the Company's outstanding convertible preferred stock into 25,441,000 shares of common stock, as if such event occurred on March 31, 2000.

(c) Principals of Consolidation

      The Company's unaudited consolidated financial statements as of and for the three months ending March 31, 2000, include the accounts of INDUSTRYINSITE.COM, Ithority Corporation, and PeopleMover, Inc. from their respective dates of acquisition. The unaudited consolidated financial statements for the prior periods only include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Revenue Recognition

      OPUSRM integration revenues consist of fees paid for integration, installation and customization of OPUSRM and are recognized as revenue only to extent the Company has incurred third party costs in connection with the installation projects, as the services are performed.

      The Company recognizes revenue from the sale of its PeopleMover software upon receipt of an executed sales agreement and delivery to the customer provided there are no vendor obligations to be fulfilled and collectibility is probable. The Company also recognizes revenue from PeopleMover software contracts that require significant modification or customization of the software on a percentage of completion basis based on costs incurred. The Company's PeopleMover subsidiary also provides software support and product upgrades to its customers through separately priced agreements. These support revenues are deferred and recognized on a straight line basis over the term of the contract. Revenues from technical training and consulting services are recognized as these services are provided to customers.

(f) Cost of Revenue

      Cost of revenue includes salaries paid to staff that provide integration, installation and customization of the Company's OPUSRM and PeopleMover service.

(g) Intangible Assets

      Intangible assets consists of goodwill and is amortized on a straight-line basis over the expected periods to be benefited, generally 3 years. Accumulated amortization as of March 31, 2000 was $2,218,000.

(h) Stock Based Compensation

      The Company accounts for stock-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25.

(i) Basic and Diluted Net Loss per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pursuant to SAB No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As of March 31, 2000, the Company has recorded the fair market value of all equity instruments issued for all periods presented and, accordingly, does not have any nominal issuances. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Company's preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

(j) Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not have any derivatives and SFAS 133 will not have any effect on the Company's financial statements.

      On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company is currently evaluating the impact, if any, of FIN 44.

Note 2. Acquisitions

1999

      On May 27, 1999, Opus acquired 100% of the outstanding common stock of The Churchill Benefit Corporation ("Churchill") in exchange for 946,474 shares (the "Initial Shares") of the Company's common stock valued at approximately $1.849 per share, or $1.75 million.

      The former owner of Churchill is potentially entitled to an additional 405,631 shares of the Company's common stock placed in escrow (the "Escrow Shares") and, commencing 18 months from the date of closing, $850,000 of the Company's common stock based on the fair market value on May 27, 2000 (the "Additional Shares").

      The Escrow and Additional Shares vest ratably over 3 years from the date of the agreement based on the continuous employment of the seller and a key executive and are subject to downward adjustment based on a target number of free agents subscribing to the Company's FREEAGENT E.OFFICE service one year from the date of the acquisition agreement. After determination of amounts owed to the former owner of Churchill, the Company will charge to compensation expense that portion of the Escrow and Additional Shares, which have been earned based on the fair market value of the Company's common stock on that date. The Company will then amortize to compensation expense the unvested Escrow and Additional Shares over the remaining vesting period.

      The acquisition has been accounted for using the purchase method and, accordingly, the results of operations of Churchill are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to the Company's historical assets and liabilities based on the carrying values of the acquired assets and liabilities, as these carrying values are estimated to approximate fair market value of the assets acquired and liabilities assumed. Goodwill of $2,113,000 created as a result of the Churchill transaction is being amortized over three years and was calculated as follows:

      Value of Initial Shares                                   $1,750,000
      Acquisition costs                                            297,000
      Negative net assets acquired                                  66,000
                                                                ----------
      Excess purchase price over net assets acquired            $2,113,000
                                                                ----------

2000

IndustryInsite.com

      On January 10, 2000, the Company acquired from Brainstorm Interactive, Inc. ("Brainstorm") all of the related assets and liabilities of INDUSTRYINSITE.COM, a web-site operated by Brainstorm for an aggregate purchase price of $1,000,000. The purchase price was paid as follows: $650,000 on closing and $350,000 on April 12, 2000. The Company allocated the purchase price to intangible assets which will be amortized over three years.

Ithority Corporation

      On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2 million, or $8.21 per share, plus $250,000 paid on closing and $250,000 to be paid in the second quarter of 2000.

      The former shareholders of Ithority are also entitled to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares") plus $4 million of the Company's common stock payable one year from the date of closing based upon the then fair market of the Company's common stock (the "Ithority Additional Shares"). The Ithority Escrow Share will be released one year from the date of closing and are subject to certain representations and warranties provided by the selling shareholders.

      Approximately 178,240 of the Ithority Escrow Shares and 97% of Ithority Additional Shares payable to certain selling shareholders are subject to three year vesting agreements whereby the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is no longer employed by the Company. The Company has recorded deferred compensation expense of $5,343,000 for the fair market value of the Ithority Escrow shares, which are subject to employment, and will amortize such amounts over the vesting period. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive.

      The Company accounted for the acquisition of Ithority using the purchase method and, accordingly, the results of operations of Ithority are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Ithority's historical assets and liabilities based on the fair values of the assets acquired and liabilities assumed.

      The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of Ithority. The resulting goodwill that was created, as a result of the Ithority acquisition, will be amortized over three years. Actual fair values are based on financial information as of the acquisition date. On the acquisition date the allocated values are as follows:

Value of shares not subject to restricted stock vesting agreement     $2,155,000
Cash payment                                                             500,000
Negative net assets acquired                                             107,000
                                                                      ----------
Excess purchase price over net assets acquired                        $2,762,000

PeopleMover, Inc.:

      On February 24, 2000, the Company acquired all of the outstanding equity of PeopleMover, Inc. ("PeopleMover") for approximately 2,634,000 shares of common stock. Additionally, the Company exchanged options to purchase approximately 1,189,000 shares of its common stock for outstanding stock options to purchase PeopleMover common stock.

      The acquisition of PeopleMover consisted of the following:

      o 2,634,000 shares of Opus360 common shares valued at approximately $23,990,000, or $9.11 per share;

      o the assumption by Opus360 of options to purchase shares of PeopleMover common stock, exchanged for options to purchase approximately 1,189,000 shares of Opus360 common stock. The options have been valued at approximately $7,875,000 using the Black-Scholes pricing model. Such shares have an aggregate exercise price of approximately $5,175,000; and

      o the Company also incurred acquisition costs of approximately $175,000 related to the merger.

      Approximately 342,000 shares issued to the PeopleMover shareholders are subject to a three-year restricted stock vesting agreement, whereby, the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is no longer employed by the Company. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive.

      The value of the approximately 342,000 shares, which are subject to the three-year vesting agreement, is approximately $3,130,000 and was recorded to deferred compensation expense and will be amortized over the term of the vesting agreement.

      In connection with its negotiations to acquire PeopleMover, the Company entered into an interim funding agreement with PeopleMover pursuant to which the Company agreed to provide loans to PeopleMover through the earlier of March 3, 2000 or the date that the acquisition agreement was signed. The $790,000 aggregate amount of the loans, reduced the purchase price of the acquisition on a dollar-for-dollar basis.

      The Company accounted for the acquisition of PeopleMover using the purchase method and, accordingly, the results of operations of PeopleMover are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to PeopleMover's historical assets and liabilities based on the fair values of the assets acquired and liabilities assumed.

      The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of PeopleMover. The resulting goodwill will be amortized over three years.

Value of shares not subject to restricted stock vesting agreement           $20,860,000
Value of stock options issued, measured using Black-Scholes pricing model     7,875,000
Costs associated with acquisition                                               175,000
Negative net assets acquired                                                  3,829,000
                                                                            -----------
Excess purchase price over net assets acquired                              $32,739,000

      The following table presents the Company's summary pro-forma consolidated financial information as if the Year 2000 acquisitions had occurred on January 1, 1999.

      March 31, 2000

        Total revenue                                         1,024,000
        Net Loss                                            (25,580,000)
        Pro-forma basic and diluted net loss per share      $     (0.65)

      March 31, 1999

        Total revenue                                       $   488,000
        Net loss                                             (3,474,000)
        Pro-forma basic and diluted net loss per share      $     (0.29)

Note 3. Related Party Transactions

      On March 23, 2000 Richard S. Miller, the Company's President and Chief Operating Officer exercised stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. In connection with Mr. Miller's exercise of the options, the Company provided Mr. Miller with a full recourse loan of $1,538,000 at an annual interest rate of 7% per annum, compounded annually. The term of the loan is three years subject to acceleration upon the occurrence of an event of default, including, the termination of Mr. Miller's employment with the Company for any reason whatsoever.

      In February 2000, the Company entered into an agreement with Lucent Technologies Inc. ("Lucent"), a company whose Executive Vice President is a member of the Company's board of directors. The agreement provides for Lucent to use the Company's OPUSRM and OPUS XCHANGE services and also assist in the development and marketing of these services by serving as a member of the OPUSRM and OPUS XCHANGE Customer Advisory Board.

Note 4. Lines of Credit

      In February 2000, the Company borrowed $1,044,000 as part of a $1,500,000 equipment facility with a bank. The annual interest rate on the facility is equal to the three-year Treasury bill as of the date of funding plus 3%. The Company's current outstanding balance under this line at March 31, 2000 is $1,017,000 with an interest rate of 9.3% per annum .

Note 5. Commitments and contingencies

Commitments

Registration Rights:

      Beginning 180 days after the effective date of the Company's IPO, certain holders of the Company's common stock and warrants will be entitled to have their shares registered under the Securities Act of 1933 upon written demand in certain circumstances. The Company will be responsible for all expenses in connection with the registration rights.

Employment Agreements:

      In connection with the Ithority and PeopleMover transactions, the Company entered into various three-year employment contracts with certain employees which obligate the Company to annual salaries totaling approximately $630,000 plus the opportunity to participate in the Company's bonus and benefit plans.

      On January 21, 2000, the Company entered into a three-year employment agreement with Mr. Richard S. Miller, who assumed the role of President and Chief Operating Officer, which obligates the Company to pay an annual salary of $250,000. The Agreement further provides that Mr. Miller will be eligible to annual bonuses of not less than $100,000 per year if certain performance criteria are met.

      In connection with the January 21, 2000 employment agreement, Mr. Miller was granted incentive stock options to purchase 32,918 shares of the Company's common stock at a strike price of $9.11 per share and non-qualified stock options to purchase 1,474,582 shares of common stock of which 300,000 have a strike price of $2.67 and are immediately vested, 600,000 have a strike price of $2.67 and vest over 3 years and the remaining 574,582 have a strike price of $8.00 and vest over 3 years. The Company recorded deferred compensation of $6,425,000 in connection with Mr. Miller's option grants of which $1,932,000 was expensed on the date of grant and the remaining $4,493,000 will be amortized over the three-year vesting term of Mr. Miller's options. The non-qualified options issued to Mr. Miller have been issued outside of the Company's existing Stock Option Plans.

      On March 24, 2000, the Company entered into a three-year agreement with Dr. Ram Chillarege, who assumed the role of Executive Vice President Engineering. In connection with the March 24, 2000 agreement, Dr. Chillarege was granted incentive stock options to purchase 30,000 of the Company's common stock at a strike price of $10.00 and non-qualified stock options to purchase 470,000 shares of common stock of which 100,000 have a strike price of $5.00 and are immediately vested, 150,000 have a strike price of $5.00 and vest over three years and 220,000 have a strike price of $10.00 and vest over three years. The Company recorded deferred compensation of $1,250,000 in connection with Dr. Chillarege's option grants of which $500,000 was expensed on the date of grant and the remaining $750,000 will be amortized over the three-year vesting term of Dr. Chillarege's options. The non-qualified options issued to Dr. Chillarege have been issued outside of the Company's existing Stock Option Plans.

      In February 2000, the Company entered into three-year agreements with several of its employees, who are also stockholders, which obligate the Company to annual salaries totaling approximately $3.2 million. Pursuant to the terms of some of these agreements, the Company has the right to purchase 3,787,500 shares for approximately $140,000 from these individuals at the employees original cost if these employees are either terminated for cause or resign during the year ended December 31, 2000.

Contingencies

      The Company accounts for its FREEAGENT E.OFFICE employees as employees for federal income tax and benefit plan purposes. The Company recognizes that the Internal Revenue Service ("IRS") definition of an employee is subject to interpretation. To date, the IRS has not challenged the Company's reporting.

      Should the IRS determine that the FREEAGENT E.OFFICE employees do not qualify as employees under applicable federal statutes and regulations, the employees could lose the favorable tax status of certain of the Company's benefit and 401(k) retirement plans. The Company is unable to predict the potential impact which any such determination might have and whether any resulting liability or benefit will relate to past or future operations. Accordingly, the Company is unable to make a meaningful estimate of the amount, if any, of such liability or benefit.

Rescission Offer

      As of March 31, 2000, the Company has granted options to purchase approximately 178,500 shares of its common stock to its FREEAGENT E.OFFICE employees, which may not have complied with certain federal and state securities laws.

      Beginning approximately 180 days after April 7, 2000, the date the Company completed its IPO, the Company intends to make a rescission offer to all these FREEAGENT E.OFFICE employees using a registration statement filed under applicable federal and state securities laws. In the rescission offer, the Company will offer to repurchase from the FREEAGENT E.OFFICE employees all of the shares issued upon exercise of options by these employees before the expiration of the rescission offer registration statement, at the exercise price paid for these shares, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The Company will also offer to repurchase all of the unexercised options issued to these FREEAGENT E.OFFICE employees at 20% of the option exercise price multiplied by the number of shares subject to such options, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement.

      Based on the number of options outstanding as of March 31, 2000, the Company could be required to pay to these FREEAGENT E.OFFICE employees up to approximately $900,000, plus interest, in connection with the rescission offer. The applicable securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock which was not registered as required. Accordingly, if any FREEAGENT E.OFFICE employees reject the rescission offer, the Company may continue to be contingently liable for the purchase price of these shares and options, which were not issued in compliance with applicable securities laws.

      Amounts related to this contingent liability are not reflected in the accompanying financial statements.

Note 6. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                March 31        March 31
                                                                  1999            2000
                                                              ------------    ------------
Numerator:
   Net loss                                                   $ (2,001,000)   $(25,018,000)
                                                              ------------    ------------
Denominator:
   Basic and diluted loss per share weighted average shares      9,499,000      13,438,000
                                                              ------------    ------------
   Basic and diluted net loss per share                       $      (0.21)   $      (1.86)
                                                              ------------    ------------

      Basic and diluted net loss per share excludes the effect of 405,631 escrowed shares and $850,000 of contingently issuable shares of common stock in connection with the acquisition of The Churchill Benefit Corporation as the conditions surrounding the release of such shares had not been satisfied as of March 31, 2000. Diluted net loss per share for the periods ended March 31, 1999 and March 31, 2000 does not include the effect of options and warrants to purchase 2,732,000 and 11,457,000 shares of common stock, respectively, 542,000 unvested escrowed shares of common stock issued to former shareholders of Ithority and PeopleMover, or 12,426,000 and 25,441,000 shares of common stock issuable upon the conversion of Series A and B preferred stock on an "as-if converted" basis, respectively, as the effect of their inclusion is anti-dilutive for each period.

      The following table sets forth the computation of the Company's unaudited pro forma basic and diluted loss per share. Pro forma basic and diluted net loss per share is computed by assuming the conversion of all convertible preferred stock into common stock as if such shares were outstanding from their respective dates of issuance.

                                                                     March 31
                                                                       2000
                                                                   ------------
Numerator:
   Net loss                                                        $(25,018,000)
                                                                   ------------
Denominator:
   Weighted average number of common shares                          13,438,000
   Assumed conversion of preferred stock
      Series A                                                       12,426,000
      Series B                                                       13,015,000
                                                                   ------------
                                                                     38,879,000
                                                                   ------------
   Pro forma basic and diluted net loss per share                  $      (0.49)
                                                                   ------------

Note 7. Stockholders' Equity

Strategic and Advisory Agreements

Greenhill & Co.:

      On September 3, 1999, the Company entered into an agreement with Greenhill & Co. ("Greenhill") whereby Greenhill will act as the Company's mergers and acquisitions advisor for a period of six months or until the Company has either acquired two identified targets or completed acquisitions aggregating $30 million (the "Initial Term"). Unless otherwise terminated, the agreement shall be automatically renewed (a) following the Initial Term and shall continue until the Company has completed either $250 million of cumulative acquisitions or a total of four previously identified targets that have an aggregate value of at least $100 million (the "First Renewal Term") and (b) following the First Renewal Term, until the Company has completed at least $750 million of cumulative acquisitions or a total of ten previously identified targets (the "Second Renewal Term").

      As consideration for the above services, Greenhill receives 1) warrants to immediately purchase 450,000 shares of the Company's common stock at an exercise price of $3.07 per share upon the commencement of the Initial Term, and is entitled to receive 2) warrants to immediately purchase 450,000 shares of the Company's common stock at the then fair market value upon the earlier of the commencement of the First Renewal Term or the pricing of a qualified IPO, and 3) warrants to immediately purchase 450,000 shares of the Company's common stock at the then fair market value upon commencement of the Second Renewal Term.

      In connection with the issuance of the Greenhill Initial Term warrants, the Company recorded a pre-paid expense of approximately $554,000 representing the fair market value of the warrants calculated using the Black-Scholes pricing model and is amortizing this amount over the Initial Term of the agreement. These warrants were exercised in the second quarter of 2000.

      In January 2000, the Company completed the acquisitions of INDUSTRYINSITE.COM and Ithority Corporation (see Note 2) and, accordingly, the Company expensed any previously unamortized amounts associated with the Initial Term warrants. Additionally, the Company issued to Greenhill, the First Renewal Term warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $8.21 per share. In connection with the First Renewal Term warrants the Company recorded a pre-paid expense of approximately $839,000 calculated using the Black-Scholes pricing model. The Company is amortizing this amount over one year, which is the Company's best estimate of the length of the First Renewal Term.

Kirshenbaum Bond & Partners:

      In June 1999, the Company entered into an agreement with Kirshenbaum Bond Partners ("KBP") whereby KBP will develop and build an advertising and branding campaign for the Company in exchange for monthly fees to be paid in cash and warrants to purchase shares of the Company's common stock. All warrants issued under this agreement will have a strike price of $0.01, are exercisable upon the Company's IPO and expire five years from the dates of issuance. The agreement also provides that, after the Company has completed its IPO, all fees are to be paid only in cash.

      In connection with the KBP agreement, the Company issued an additional 9,120 warrants to KBP during the quarter ended March 31, 2000, and the Company recorded sales and marketing expenses of approximately $83,000, representing the fair market value of the warrants calculated using the Black-Scholes pricing model.

Lucent:

      On February 7, 2000, the Company entered into a strategic relationship with Lucent, whereby Lucent will assist the Company in developing its OPUSRM product for two years in exchange for two warrants to immediately purchase shares of its common stock. The first warrant entitles Lucent to purchase up to 225,000 shares of the Company's common stock at the exercise price of $3.33 per share for one year from the date of grant. In connection with the granting of the first warrant to Lucent on February 7, 2000, the Company recorded a prepaid expense of approximately $1,345,000, representing the fair market value of the warrant calculated using the Black-Scholes pricing model which will be amortized over the term of the agreement. The second warrant is exercisable for a three-year period commencing on the 240th day after the effective date of the Company's IPO. The exercise price of the second warrant will be equal to the average market price of the Company's common stock during the 10 trading days immediately preceding the date the warrant first becomes exercisable. The number of shares issuable upon the exercise of the second warrant is determined by dividing $2,655,000 by the present value of a warrant to purchase one share of the Company's common stock, as determined by the Black-Scholes option pricing model, with the strike price assumed to be the actual exercise price and the volatility rate assumed to be 100%. The Company will record prepaid expense for the second warrant at the time it becomes exercisable which will represent the then fair market value of the warrant calculated using the Black-Scholes pricing model and will be amortized over the remaining life of the original 2-year agreement.

Dell:

      On March 1, 2000 the Company entered into a stock purchase agreement with Dell USA L.P. ("Dell"), an affiliate of Dell Computer Corporation, whereby Dell agreed to purchase up to $14 million of the Company's common stock at a price equal to the initial public offering price per share less an amount equal to the per share underwriting discount and commissions received by the underwriters. The closing of the Concurrent Placement occurred on April 7, 2000. The shares sold in the Concurrent Placement were not registered for immediate sale under the Securities Act.

      In connection with Dell's purchase of the Company's common stock, Dell Marketing LP, the marketing affiliate of Dell Computer Corporation entered into a marketing agreement pursuant to which Dell Marketing will provide a prominent link to the Company's web site on its web site. The marketing arrangement became effective with the closing of the Concurrent Placement and is for a period of one year.

Stock Options:

      In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Director Plan"), which will provide for automatic, nondiscretionary grants, after the closing of the IPO, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which will permit eligible employees to acquire, through payroll deductions, shares of the Company's common stock after the closing of the IPO. The 2000 Plan and the Non-Employee Director Plan authorize the granting of 7.5 million and 1.13 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of 2.25 million shares to participating employees.

      For the three months ended March 31, 2000, the Company recorded additional deferred compensation of $8,293,000, primarily related to options granted to our new President, Executive Vice President Engineering, and in connection with granting options to employees and board members.

      The Company expects to amortize unamortized deferred compensation expense of $10,576,000, at March 31, 2000, as follows:

        For the nine months ending December 31, 2000          $2,567,000
        For the year ending December 31, 2001                 $3,557,000
        For the year ending December 31, 2002                 $3,462,000
        For the year ending December 31, 2003                 $  990,000

      In connection with the granting of approximately 32,250 stock options in the first quarter of 2000 to non-employees, the Company recorded deferred compensation expense of approximately $29,000 for the quarter ended March 31, 2000. These options have been issued under the 1998 Stock Option Plan and generally vest over three to four years. The Company will amortize deferred compensation for those options issued to non-employees in accordance with EITF 96-18 and will record expense for the fair market value of the options at each interim reporting date over which the options vest. Fair market value at each date of grant and interim reporting period is calculated using the Black-Scholes pricing model.

Note 8. Segment Information

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are business units that offer different products and services throughout the United States.

      The Company's reportable segments are as follows:

      o FREEAGENT.COM SERVICES which includes FREEAGENT.COM, a web-site that enables independent professionals to manage their careers by offering access to project opportunities and corporate products and services; and, FREEAGENT E.OFFICE, a back-office and employer service for independent professionals. Independent professionals who elect to receive FREEAGENT E.OFFICE services are the Company's contractual employees for federal income tax purposes and for whom the Company prepares IRS Form W-2's. The Company enters into contracts with organizations for projects to be performed by FREEAGENT E.OFFICE employees, process invoices on their behalf and, upon receipt of amounts due from the contracting organization for the services rendered by the FREEAGENT E.OFFICE employees, remit the amount to them after deducting payroll taxes, the fees charged by the Company and directing amounts to their health insurance and 401(k) retirement plans, as directed by the FREEAGENT E.OFFICE employee.

      o APPLICATION AND PROCUREMENT SERVICES which includes OPUS XCHANGE, a web-based platform designed to enable corporations, professional service firms, staffing vendors and other buyers of project-based labor to procure these services in an exchange-based environment by using search technologies to match people with projects; and, OPUSRM, a labor resource management service designed to centralize resource and project information and enable organizations to manage their internal and external labor resources.

      The Company's accounting policies for these segments are the same as those described in the summary of Significant Accounting Policies.

      The table below presents information about segments used by the chief operating decision-maker of Opus for the periods ended March 31, 1999 and March 31, 2000.

                                                       Application and
                                                         Procurement     FreeAgent
                                                          Services        Services         Total
                                                        ------------    ------------    ------------

March 31, 2000:
   Revenues                                            $    679,000    $    298,000    $    977,000
   Gross (loss) profit                                      125,000         201,000         326,000
   Net loss before equity-based compensation charges     (9,160,000)    (12,194,000)    (21,354,000)
   Total assets                                          65,076,000       3,251,000      68,327,000

March 31, 1999:
   Revenues                                            $         --    $         --    $         --
   Gross profit                                                  --              --              --
   Net income (loss)                                     (1,976,000)             --      (1,976,000)
   Total assets                                           9,767,000              --       9,767,000

      For the periods March 31, 2000 and March 31, 1999, the reconciliation between segment net loss and net loss from operations is as follows:

                March 31, 2000

        Segment net operating loss                         $(21,354,000)
        Equity-based compensation                             3,664,000
        Enterprise net operating loss                      $(25,018,000)

                March 31, 1999

        Segment net operating loss                          $(1,976,000)
        Equity-based compensation                                25,000
        Enterprise net operating loss                       $(2,001,000)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", continue", "strategy", "believes", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are our limited operating history and expectation of future losses; the failure of the Internet to become a proven recruitment and project search medium; our need to successfully develop awareness of our brand names; the failure of our products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruption;, undetected errors or defects in our services; breaches of our network security or computer viruses; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the potential need for additional financing; the risk that our proprietary rights may not be fully protected; uncertainties regarding the application of federal tax and employee benefit laws to our business which could limit our ability to provide benefits that will attract free agents; the risk that we may be subject to employment-related claims relating to free agents, or the organizations that use their services; legal uncertainties regarding the application of various federal and state laws into our business; as well as the other risk factors affecting the Company detailed from time to time in documents filed by the Company with the Securities Exchange Commission ("SEC") including those discussed under the caption "Risk Factors" in our Form S-1 registration statement declared effective by the SEC on April 6, 2000.

Overview

      We provide Internet-based services for putting people and projects together across the service supply chain. Our e-commerce services streamline the procurement and management of professional resources by using advanced technologies to enable buyers requiring individuals with specific professional skills to fulfill project needs to identify and procure those professionals. Our three services, each of which is offered and can be used as a stand-alone application and is designed to be integrated and used with each other, consist of:

      o FREEAGENT.COM: a website that enables free agents to efficiently and cost effectively manage their independent careers by offering them access to multiple project opportunities, our FREEAGENT E.OFFICE and E.PORTFOLIO services and an online marketplace of corporate products and services.

      o OPUS XCHANGE: an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to easily and rapidly procure professionals from FREEAGENT.COM or other providers of project based labor. Our enhanced version of OPUS XCHANGE for corporate customers will also allow these organizations to procure professionals from each other in an exchange- based environment by using technologies to match individuals with projects and by automating the requisition, approval and engagement processes.

      o OPUSRM: a labor resource management service designed to centralize resource and project information and enable organizations to more efficiently manage their professional resources.

      We launched our FREEAGENT.COM website in July 1999. The general release of OPUSRM occured in the second quarter of 2000. We launched OPUS XCHANGE in September 1999. We expect to release the enhanced version of OPUS XCHANGE, which has been designed for use by large corporate customers, by the end of the third quarter of 2000, and to integrate OPUSRM with the enhanced version of OPUS XCHANGE in the second half of 2000. We are currently in the final stages of internal testing of the enhanced version of OPUS XCHANGE prior to our releasing it to a limited number of customers for implementation and further testing.

Recent Acquisitions

PeopleMover, Inc.

      On February 24, 2000, we acquired 100% of the outstanding capital stock of PeopleMover, Inc. for an aggregate purchase price of $31.9 million payable in common stock. PeopleMover, which is headquartered in Manhattan Beach, California, is a developer of Internet-based resource management application services similar to our OPUSRM service, principally focused on the needs of staffing firms. Its principal application service, PEOPLEMOVER/STAFFING, enables professional staffing firms to recruit and assign people to jobs based on skills and availability. PEOPLEMOVER/STAFFING manages information regarding a staffing firm's resources and applicants, customer accounts, including job and project openings, and sales activity. PEOPLEMOVER/STAFFING supports many of the needs of large staffing firms, including resume scanning and matching against openings; tracking of skills and availability of contractors and applicants; time and expense processing; and integration with back office systems for billing, payroll and human resources.

      Our acquisition of PeopleMover expands our product line by providing a service for the staffing industry. We believe that staffing firms are key intermediaries in the labor market and, therefore, important participants for our ability to put people and projects together. PEOPLEMOVER/STAFFING will also be able to be integrated with our OPUS XCHANGE service. PeopleMover currently provides its PEOPLEMOVER/STAFFING service to 11 staffing companies.

Ithority Corporation

      On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2 million, or $8.21 per share, plus $250,000 on closing and $250,000 to be paid in the second quarter of 2000.

      The former shareholders of Ithority are also entitled to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares") plus $4 million of the Company's common stock payable one year from the date of closing based upon the then fair market of the Company's common stock (the "Ithority Additional Shares"). The Ithority Escrow Share will be released one year from the date of closing and are subject to certain representations and warranties provided by the selling shareholders.

      Approximately 178,240 of the Ithority Escrow Shares and 97% of Ithority Additional Shares payable to certain selling shareholders are subject to three year vesting agreements whereby the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is no longer employed by the Company. The Company has recorded deferred compensation expense of $5,343,000 for the fair market value of the Ithority Escrow shares, which are subject to employment, and will amortize such amounts over the vesting period. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive.

IndustryInsite.com

      On January 12, 2000, we acquired from Brainstorm Interactive, Inc. all of the assets and liabilities of INDUSTRYINSITE.COM, a website operated by Brainstorm, for an aggregate purchase price of $1.0 million, of which $650,000 was paid in cash on the closing date and $350,000 was paid on April 12, 2000. INDUSTRYINSITE.COM has a network of approximately 63,000 professional users that work either full-time or as free agents in various professional industries such as management consulting, information technology, computer software and marketing. By accessing the INDUSTRYINSITE.COM website, these professionals can create a profile of their skills, academic background, work experience and interests to market themselves to potential employers, communicate online with professionals in similar industries, receive content, news and information on industry events, create a personal e-mail, and search for job opportunities. By June 30, 2000, we plan to integrate INDUSTRYINSITE.COM into our FREEAGENT.COM service offering and convert the approximately 63,000 member profiles into E.PORTFOLIOS so that these members will be able to be matched to projects through OPUS XCHANGE.

Results of Operations

      We have a short operating history and have incurred substantial losses since our inception. From the date of our inception in August 1998 through December 31, 1998, we incurred net losses of approximately $1.0 million. For the year ended December 31, 1999, we incurred net losses of approximately $29.4 million. As of March 31, 2000, we had an accumulated deficit of $55.4 million. Our net losses and resulting accumulated deficit are primarily due to the cost we incurred to develop our products and services and to expand our sales and marketing programs.

      We intend to devote significant resources to advertising and brand-marketing programs designed to attract free agents to FREEAGENT.COM and promote our OPUS XCHANGE, and OPUSRM services. We anticipate increasing advertising spending in the future. This will result in sales and marketing expenses increasing as a percentage of total revenues. We also expect to increase our internal staff, particularly in the area of sales and marketing programs.

      As a result of our expansion plans and our expectation that operating expenses will increase significantly in the next several years, especially in the areas of sales and marketing and brand promotion, we expect to incur additional losses from operations for the foreseeable future. To the extent these increases in our operating expenses precede and are not followed by commensurate increases in our revenues, or if we are unable to adjust operating expense levels accordingly, our operating losses may exceed our expectations for those periods. We cannot be sure that we will ever achieve or sustain profitability.

Revenues

      For the quarter ended March 31, 2000 our revenues were approximately $1.0 million of which approximately $0.3 million were related to our FREEAGENT.COM services consisting of the related portion of the initial sign-up fees and monthly fees paid by our FREEAGENT E.OFFICE employees as well as sales of advertising sponsorships on FREEAGENT.COM; and $0.7 million related to the Application and Procurement Services which consisted of the sale of software licenses and integration revenues. For the quarter ended March 31, 1999 we had no revenues.

Cost of Revenues

      Cost of revenues for the quarter ended March 31, 2000 were $0.7 million. Cost of revenues for the quarter ended March 31, 2000 included salaries paid to staff that help administer our FREEAGENT E.OFFICE services, costs associated with operating FREEAGENT.COM including certain technical personnel and telecommunications charges and cost of providing integration services to OPUSRM customers.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 2000 were $8.3 million, excluding $0.1 million reflected as equity based compensation below, an increase of 1,224% over sales and marketing expenses of $0.7 million for the quarter ended March 31, 1999. This increase was primarily attributable to marketing and advertising expenses for FREEAGENT.COM, salaries and benefits paid to our sales and marketing staff, and expanded marketing efforts for our OPUSRM and OPUS XCHANGE products. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts to coincide with the launch of OPUSRM and the enhanced version of OPUSXCHANGE.

      Product Development. Product development expenses for the quarter ended March 31, 2000 were $6.6 million, excluding $0.6 million reflected as equity based compensation below, an increase of 854% over product development expenses of $0.6 million for the quarter ended March 31, 1999. The increase was primarily attributable to the development of our OPUSRM, OPUS XCHANGE, and FREEAGENT.COM Services, and included salaries and benefits and consulting fees paid to our engineers. To date, all product development expenses relating to the development of our OPUSRM and OPUS XCHANGE services have been expensed in the period incurred. We believe that continued investment in product development is critical to attaining our strategic objectives, and, as a result, we expect product development expenses to increase in future periods.

      General and Administrative. General and administrative expenses for the quarter ended March 31, 2000 were $2.7 million, excluding $3.0 reflected as equity based compensation below, an increase of 599% over general and administrative expenses of $0.6 million for the quarter ended March 31, 1999. The increase was primarily attributable to increases in salaries and benefits, general office expenses, rent and utilities, recruiting fees and professional fees. Our salaries and benefits increased as we added staff to our executive management team. Our rent and utilities also increased as a result of new leasehold facilities and the addition of additional office locations as a result of our acquisitions.

      Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended March 31, 2000 were $2.7 million and consisted primarily of amortization of goodwill of $2.2 million associated with our acquisitions. Depreciation and amortization expense was negligible in the quarter ended March 31, 1999. Depreciation and amortization expense will increase substantially in future periods, primarily reflecting amortization of goodwill and intangible assets associated with our first quarter acquisitions of PeopleMover, Ithority and INDUSTRYINSITE.COM, and depreciation of assets acquired in these acquisitions. Depreciation and amortization may also increase as a result of future acquisitions.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the quarter ended March 31, 2000 was $3.7 million and consisted of deferred compensation expense for options to purchase common stock granted to employees, directors and non-employees having exercise prices below the fair market value of our common stock at the date of grant and deferred compensation expense for the Ithority and PeopleMover Escrow shares. Amortization of equity-based compensation was negligible in the quarter ended March 31, 1999. Deferred compensation increased by $16.7 million during the three months ended March 31, 2000 principally as a result of the acquisition of Ithority, PeopleMover and the granting of options to our new President and Executive Vice President of Engineering. We will amortize these amounts over the vesting period, which is generally 3-4 years.

Other Income. Interest income, for the quarter ended March 31, 2000 was $0.2 million and consisted primarily of interest income from short-term investments. Interest income, was negligible in the quarter ended March 31, 1999.

Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Liquidity and Capital Resources

      We have funded our operations primarily with the sale of our equity securities, through which we have raised net proceeds of approximately $53.4 million through the end of December 31, 1999. On April 7, 2000 we completed our initial public offering and concurrent private placement to Dell USA L.P. and raised approximately $75.0 million net of offering costs.

      Cash used in operating activities for the for the quarter ended March 31, 2000 was $13.8 million, primarily due to our net loss of $25.0 million, adjusted for various non-cash charges including non-cash compensation and depreciation and amortization, and changes in operating assets and liabilities, including changes in our accounts receivable, accounts payable and accrued expenses. Cash used in operating activities for the quarter ended March 31, 1999 totaled $1.1 million. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to experience significant negative operating cash flows for the foreseeable future.

      Cash provided by investment activities for the quarter ended March 31, 2000 totaled $21.8 million. Our short-term investments decreased by $26.9 million and was used primarily to fund operations, purchase property and equipment and fund acquisition costs. We used $3.5 million during the quarter ended March 31, 2000 to acquire property and equipment. Cash used in connection with acquisition of subsidiaries and assets were $1.6 million. Cash used in investing activities for the quarter ended March 31, 1999 was less than $0.1 million.

      Net cash provided by financing activities for the quarter ended March 31, 2000 was $2.3 million. The cash from financing activities for the quarter resulted primarily from the exercises of issued and outstanding options and warrants and proceeds from loans. Cash flow provided by financing activities for the quarter ended March 31, 1999 was $4.6 million and consisted of proceeds from the initial sale of our Series A convertible preferred stock and sales of our common stock.

      We currently anticipate that the net proceeds from our IPO and the concurrent placement, which were completed on April 15, 2000, together with our current cash and marketable securities and available borrowings under our bank facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. In the future, we may need to raise additional funds through public or private financings, or other arrangements to fund our operations and potential acquisitions, if any. We currently have no plans to effect any other offerings. We cannot assure you that any financings or other arrangements will be available in amounts or on terms acceptable to us or at all and any new financings or other arrangements could place operating or other restrictions on us. Our inability to raise capital when needed could seriously harm the growth of our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities could have rights, preferences or privileges senior to our common stock.

      As a result of our issuing options to FREEAGENT E.OFFICE employees under circumstances that may have violated the registration requirements of the Securites Act, we intend to make a rescission offer to these employees as a result of this violation, and we may have a contingent liability of up to $0.9 million plus interest.

Year 2000 Compliance

      To date, we have not experienced any material Year 2000 problems and we have not incurred any costs to evaluate, test and remediate, if necessary, our internal computer software and operating systems, collectively, our Internal Programs and Systems, for Year 2000 compliance problems. These costs if incurred in the future will be funded with cash from our financing activities and operations and will be expensed or capitalized, depending on the nature of the expenditure. We are not aware of any Year 2000 related problems associated with our Internal Programs and Systems or software services provided to customers, and are not aware of any Year 2000 related problems associated with the system or software of our business partners. Although the Company has not experienced any material Year 2000 compliance problems, there can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operation or cash flow.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning June 15, 2000. We did not engage in any derivative instruments or hedging activities during the quarter and the statement did not affect us.

      On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company is currently evaluating the impact, if any of FIN 44.

Qualitative and Quantitive Disclosure About Market Risk

      On March 31, 2000, we had $0.2 million in short term investments, which were held primarily in the form of short term, investment grade corporate securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material risks as a result of this exposure.

                             ADDITIONAL INFORMATION

Part II - OTHER INFORMATION

Item 1 Legal Proceedings.

      In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.

Item 2 Change in Securities and Use of Proceeds.

      Use of Proceeds

      Pursuant to a Form S-1 Registration Statement (SEC File No. 333-93185) declared effective by the SEC on April 6, 2000 the Company on April 12, 2000, completed the sale of 7,000,000 shares of its common stock in connection with an IPO at a price of $10 per share. The managing underwriters in the offering were FleetBoston Robertson Stephens Inc., J.P. Morgan & Co. and Bear Stearns & Co. Inc..

The following table details the underwriting discounts and commissions and estimated expenses incurred by the Company in connection with the completion of the IPO:

                                                               (in thousands)
                                                               --------------
Gross Proceeds                                                    $70,000

      Underwriting discounts and commissions                       (4,585)
      Estimated Expenses:
            Nasdaq listing fee (actual)                               (95)
            Blue Sky Fees (actual)                                    (10)
            SEC Filing Fees (actual)                                  (35)
            Miscellaneous other filing fees (estimate)                (10)
            Accounting fees (estimate)                               (500)
            Legal fees (estimate)                                  (1,500)
            Printing fees (actual)                                 (1,100)
            Miscellaneous estimate                                    (15)
                                   ----------
            Total underwriting discounts and
            Commissions and estimated expenses                     (7,850)
                                   ----------

Net Proceeds                                                      $62,150

      Changes in Securities

      Concurrent with the closing of the IPO, the Company sold $14,000,000 of its common stock to Dell USA L.P. in a private placement at a price of $9.30 per share. Concurrently with the closing of the IPO all outstanding shares of the Company's Series A and Series B Preferred Stock automatically converted into 25,441,091 shares of common stock.

      On January 10, 2000 the Company issued 243,474 shares of common stock valued at $2.0 million, or $8.21 per share, to the stockholders of Ithority Corporation pursuant to the acquisition of Ithority Corporation. In addition, an additional 182,599 shares were placed in escrow and will be released one year from the date of closing and are subject to certain representations and warranties provided by the selling shareholders.

      On February 24, 2000 the Company issued 2,634,000 shares of common stock valued at $24.0 million, or $9.11 per share, to the stockholders of PeopleMover, Inc. pursuant to the acquisition of PeopleMover, Inc. In addition the Company exchanged options to purchase approximately 1,189,000 shares of its common stock for outstanding stock options to purchase PeopleMover common stock

      In January 2000 the Company issued to Greenhill & Co. ("Greenhill") , warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $8.21 per share in exchange for merger and acquisitions advisory services. On April 10, 2000 the Company issued 372,636 shares of common stock to Greenhill in connection with their combined cash and cashless exercise of other warrants held by Greenhill to purchase 450,000 shares of common stock.

      In February 2000 the Company issued to Kirshenbaum Bond & Partners ("KBP") warrants to purchase 9,120 shares of the Company's common stock at an exercise price of $0.01 per share in exchange for advertsing and marketing services.

      On February 7, 2000, the Company issued to Lucent warrants to purchase 225,000 shares of the Company's common stock at the exercise price of $3.33 per share for one year from the date of grant. The Company also issued a second warrant to Lucent which is exercisable for a three-year period commencing on the 240th day after the effective date of the Company's IPO. The exercise price of the second warrant will be equal to the average market price of the Company's common stock during the 10 trading days immediately preceding the date the warrant first becomes exercisable. The number of shares issuable upon the exercise of the second warrant is determined by dividing $2,655,000 by the present value of a warrant to purchase one share of the Company's common stock, as determined by the Black-Scholes option pricing model, with the strike price assumed to be the actual exercise price and the volatility rate assumed to be 100%.

      During the quarter ended March 31, 2000 and prior to the closing of the Company's initial public offering on April 12, 2000, the Company granted options to purchase 5,533,110 shares of its common stock to employees, officers, directors and non-employee of the Company. These options were granted both pursuant to and outside of the Company's 1998 Stock Option Plan and the 2000 Stock Option Plan.

      During the quarter ended March 31, 2000 and prior to the closing of the Company's initial public offering on April 12, 2000, the Company issued 779,582 shares of its common stock upon the exercise of options.

      In January 2000 the Company issued to certain shareholders of its Series A Preferred Stock, 840,000 shares of its common stock upon the exercise of warrants.

      The issuance of options and the sale of the common stock upon excerise of employee stock options was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act") or Rule 701 promulgated under Section 3 (b) of the Act. The issuance of common stock upon automatic conversion of the Company's previously outstanding Series A and Series B Preferred stock upon consummation of the IPO was exempt registration under the Act by virtue of Section 3 (a)(9) of the Act. The issuance of common stock in the PeopleMover and Ithority acquisitions, the issuance of warrants to Greenhill, KBP and Lucent and the issuance of common stock upon the exercise of warrants was exempt from registration under the Act in reliance upon Section 4(2) or Regulation D promulgated thereunder.

Item 3 Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      The stockholders of the Company approved by written consent dated March 16, 2000 the following corporate actions:

      1. Approval of the Certificate of Amendment to amend our Certificate of Incorporation, as previously amended and then in effect. Upon its filing, the Certificate of Amendment (i) provided for an immediate three-for-two split of the common stock, such that each two issued and outstanding shares of common stock were reclassified into three shares of common stock and (ii) increased the authorized number of shares of common stock from 45,000,000 to 150,000,000.

      2. Approval of the Amended and Restated Certificate of Incorporation to be filed after the filing of the Certificate of Amendment and to be effective immediately upon the closing of our initial public offering. Upon its filing and subsequent effectiveness, the Amended and Restated Certificate (i) fixed the number of authorized shares of preferred stock issuable in one or more series at 25,000,000 in the aggregate, (ii) authorized our board of directors to establish the rights, preferences and restrictions of any unissued series of preferred stock, (iii) divided our board of directors into three classes and apportioned the current directors among the three classes and (iv) eliminated the ability of the stockholders to act by written consent.

      3.    Approval of our Amended By-Laws.

      4.    Approval of our 2000 Employee Stock Purchase Plan.

      5.    Approval of our 2000 Stock Option Plan.

      6.    Approval of our 2000 Non-Employee Directors' Stock Option Plan.

      Stockholders owning a total of 9,241,614 shares of common stock, before giving effect to the 3-for-2 stock split, (out of 10,298,098 then outstanding and entitled to vote, before giving effect to the split) executed the written consent. Stockholders owning a total of 7,996,000 shares of Series A Convertible Preferred Stock (out of 8,284,000 shares then outstanding and entitled to vote) executed the written consent. Stockholders owning a total of 7,819,965 shares of Series B Convertible Preferred Stock (out of 8,676,727 shares then outstanding and entitled to vote) executed the written consent.

Item 5 Other Information.

      None.

Item 6 Exhibits and Reports on Form 8-K.

a. Exhibits

      10.1 Employment Agreement dated March 13, 2000 between the registrant and Richard McCann

      27    Financial Data Schedule


b. Reports on form 8-K

      None.

      Pursuant to the requirements fo the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date         May 22, 2000                        Opus 360 Corporation
      -------------------------------       ------------------------------------
                                                     (Registrant)


                                                  /s/ Richard McCann
                                            ------------------------------------
                                                     (Signature)


Date ________________________________