Form 10-Q
period 2000-06-30
OPUS360 CORP
filed 2000-08-14
CIK 1099674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: 6/30/2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number 000-29793

                               Opus360 Corporation
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                     134023714
    --------------------------                     ----------------------
   (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                  Identification Number)

     39 West 13th Street, 3rd Fl. New York, NY              10011
--------------------------------------------------------------------------------
     (Address of Principal Executive Offices)             (Zip Code)

                                  212-687-6787
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2000.

                     Common Stock                 50,199,718
              -------------------------- --------------------------
                         Class               Outstanding Shares

                               Opus360 Corporation
                                      Index


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Balance Sheets at December 31,
              1999 and June 30, 2000                                              1

         Consolidated Statements of Operations for the three and six months
              ended June 30, 1999 and June 30, 2000                               2

         Consolidated Statements of Cash Flows for the six months
              ended June 30,  1999 and June 30,  2000                             3

         Notes to the Consolidated Financial Statements                        4-16

Item 2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                               17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       23

Item 2.  Change in Securities and Use of Proceeds                                23

Item 4.  Submission of Matters to a Vote of Securities Holders                   23

Item 6.  Exhibits and Reports on Form 8-K                                        24

         a.   Exhibits                                                           24

                  10.1  Employment Agreement dated May 2, 2000 between the
                        Registrant and Mary Anne Walk

                  10.2  Employment Agreement dated May 15, 2000
                        between the Registrant and Wendy Reveri

                  10.3 Employment Agreement dated June 12, 2000 between the Registrant and Jeanne Murphy

                  27    Financial Data Schedule

                      Opus360 Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                      December 31,     June 30,
                                                                          1999           2000
                                                                                      (Unaudited)
                                                                      ------------    ------------
                                 Assets
 Current assets:
 Cash                                                                 $  1,326,000      69,167,000
 Accounts receivable                                                     2,314,000       5,018,000
 Short-term investments                                                 27,137,000         225,000
 Prepaid expenses and other current assets                               3,850,000       5,722,000
                                                                      ------------    ------------

                Total current assets                                    34,627,000      80,132,000

 Property and equipment, net                                             2,990,000       9,093,000
 Goodwill, net                                                           1,702,000      33,264,000
 Deferred loan costs                                                        16,000          16,000
 Officer loans                                                                  --       1,591,000
 Due from Peoplemover                                                      575,000              --
 Other assets                                                              806,000         705,000
                                                                      ------------    ------------

                Total assets                                          $ 40,716,000     124,801,000
                                                                      ============    ============

                Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                                      $  5,489,000       8,245,000
Current portion of capital lease                                                --          97,000
Accrued expenses                                                         4,818,000       4,639,000
Accrued Wages                                                            2,682,000       4,270,000
Deferred Revenues                                                               --       5,935,000
Other current liabilities                                                       --         730,000
Line of Credit                                                                  --       1,641,000
                                                                      ------------    ------------
                Total current liabilities                               12,989,000      25,557,000

  Capital lease obligations                                                     --         328,000
                                                                      ------------    ------------

                Total Liabilities                                       12,989,000      25,885,000

 Stockholders' equity:
 Common stock, $0.001 par value, 150,000,000 shares authorized,
     10,880,000 and 50,200,000 issued and outstanding, respectively         11,000          50,000
 Series A convertible preferred stock, $0.001 par value, 8,400,000 shares authorized, 8,284,000 and 0 shares issued and
    outstanding, respectively                                                8,000              --
 Series B convertible preferred stock, $0.001 par value, 8,700,000 shares authorized, 8,677,000 and 0 shares issued and
     outstanding, respectively                                               9,000              --
 Paid-in capital                                                        63,835,000     192,523,000
 Deferred offering costs                                                        --        (930,000)
 Stock subscription receivable                                            (239,000)       (224,000)
 Treasury Stock                                                                 --          (3,000)
 Deferred comp                                                          (5,469,000)    (17,038,000)
 Accumulated deficit                                                   (30,425,000)    (75,459,000)
 Accumulated other comprehensive loss                                       (3,000)         (3,000)
                                                                      ------------    ------------

                Total stockholders' equity                              27,727,000      98,916,000
                                                                      ------------    ------------

Commitments and Contingencies

                Total liabilities and stockholders' equity            $ 40,716,000     124,801,000
                                                                      ============    ============

          See accompanying notes to consolidated financial statements.

                               Opus360 Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          For The Three Months Ended     For The Six Months Ended
                                                                             June 30,       June 30,       June 30,      June 30,
                                                                               1999           2000           1999          2000
                                                                         ----------------------------  ----------------------------
Revenue                                                                        64,000       2,301,000        64,000       3,278,000

Cost of revenue                                                                 9,000         438,000         9,000       1,089,000
                                                                         ------------    ------------  ------------    ------------
Gross profit                                                                   55,000       1,863,000        55,000       2,189,000

Operating Expenses:

   Sales & Marketing, exclusive of $0 and $94,000 for the three             1,018,000       6,508,000     1,644,000      14,794,000
       months ended and $0 and $188,000 for the six months
       ended, respectively, reported below  as amortization
       of equity-based compenstation
   Product Development, exclusive of $25,000 and $146,000                   1,585,000       6,303,000     2,275,000      12,891,000
       for the three months ended and $50,000 and $748,000 for
       the six months ended, respectively, reported
       below as amortization of equity-based compenstation
   General and Administrative, exclusive of $0 and $1,294,000               1,130,000       4,572,000     1,751,000       8,913,000
       for the three months ended and $0 and $4,262,000 for the
       six months ended, respectively, reported below as
       amortization of equity-based compenstation
   Depreciation and amortization of goodwill                                  100,000       3,979,000       139,000       6,646,000
   Amortization of equity-based compenstation                                  25,000       1,534,000        50,000       5,198,000
                                                                         ------------    ------------  ------------    ------------
             Total operating expenses                                       3,858,000      22,896,000     5,859,000      48,442,000
                                                                         ------------    ------------  ------------    ------------

            Loss from operations                                           (3,803,000)    (21,033,000)   (5,804,000)    (46,253,000)

Other Income

      Net Interest Income                                                     112,000       1,017,000       112,000       1,219,000
                                                                         ------------    ------------  ------------    ------------

            Loss before income taxes                                       (3,691,000)    (20,016,000)   (5,692,000)    (45,034,000)

Income tax expense                                                                 --              --            --              --
                                                                         ------------    ------------  ------------    ------------

            Net loss                                                     $ (3,691,000)   $(20,016,000) $ (5,692,000)   $(45,034,000)
                                                                         ============    ============  ============    ============

Historical basic and diluted net loss per share                          $      (0.37)   $      (0.42) $      (0.59)   $      (1.48)
                                                                         ============    ============  ============    ============

Shares used in the calculation of historical basic
   and diluted net loss per share                                           9,862,758      47,164,648     9,681,749      30,331,712
                                                                         ============    ============  ============    ============

Pro forma basic and diluted net loss per share  (note 6)                 $      (0.17)   $      (0.41) $      (0.27)   $      (1.02)
                                                                         ============    ============  ============    ============

Shares used in the calculation of pro forma basic
   and diluted net loss per share  (note 6 )                               22,288,758      48,819,258    21,170,556      44,225,443
                                                                         ============================  ============================

          See accompanying notes to consolidated financial statements.

                               Opus360 Corporation
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                   ---------------------------
                                                                                       1999           2000
                                                                                   -----------    ------------
Cash flows from operating activities:
      Net Loss                                                                     $(5,692,000)   $(45,034,000)
      Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
            Depreciation and amortization                                              139,000       6,646,000
            Non cash compensation expense                                               50,000       5,198,000
            Non cash product development expense                                            --         372,000
            Non cash advertising expense                                                    --         208,000
            Non cash advisory expense                                                       --         385,000
            Loss on disposal of equipment                                              (18,000)             --
            Changes in operating assets and liabilities:
                      Account receivables                                              (21,000)     (2,518,000)
                      Prepaid expenses and other current assets                        (16,000)       (564,000)
                      Deferred costs                                                        --         796,000
                      Other assets                                                    (153,000)        706,000
                      Account payable                                                  633,000       2,184,000
                      Accrued expenses                                               1,061,000      (1,182,000)
                      Short term lease obligation                                           --         (74,000)
                      Other liabilities                                                 24,000        (591,000)
                      Deferred revenues                                                     --       4,248,000

                             Net cash used in operating activities                 $(3,993,000)   $(29,220,000)
                                                                                   -----------    ------------

Cash flows from investing activities:
      Purchase of property and equipment                                              (167,000)     (6,023,000)
      Decrease in short term investments                                                    --      26,912,000
      Cash used in connection with acquistion of subsidiaries                       (1,572,000)       (975,000)
      Cash used in acquisition of other assets                                              --      (1,577,000)
                                                                                   -----------    ------------
                             Net cash (used in) provided by investing activities   $(1,739,000)   $ 18,337,000
                                                                                   -----------    ------------

Cash flows from financing activities:
      Net proceeds from loans                                                           82,000       1,750,000
      Repayment of loans                                                                    --        (109,000)
      Net proceeds from issuance of common stock                                     6,210,000       1,981,000
      Net proceeds from initial public offering and concurrent placement                    --      75,105,000
      Repurchase of treasury stock                                                          --          (3,000)
                                                                                   -----------    ------------
                             Net cash provided by financing activities             $ 6,292,000    $ 78,724,000
                                                                                   -----------    ------------
                             Net increase in cash                                  $   560,000    $ 67,841,000

Cash:
      Beginning of period                                                          $ 5,818,000    $  1,326,000
                                                                                   -----------    ------------
      End of period                                                                $ 6,378,000    $ 69,167,000
                                                                                   ===========    ============

          See accompanying notes to consolidated financial statements.

                      Opus360 Corporation and Subsidiaries
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1. Organization and Summary of Accounting Policies

(a) Organization and Description of Business

      Opus360 Corporation ("Opus360" or the "Company") was incorporated on August 17, 1998, under the laws of Delaware.

      Opus360 provides an integrated, web-based business-to-business service for putting people and projects together across the service supply chain. The Company's services are designed to streamline the procurement and management of professional services and are comprised of two segments.

      o FREEAGENT.COM SERVICE which includes FREEAGENT.COM, a website that enables independent professionals to manage their careers by offering them access to project opportunities and corporate products and services; and FREEAGENT E.OFFICE services, a back-office and employment service for independent professionals. Independent professionals who elect to receive FREEAGENT E.OFFICE services are the Company's contractual employees for federal income tax purposes for whom the Company prepares IRS Form W-2's. The Company enters into contracts with organizations for projects to be performed by FREEAGENT E.OFFICE members, processes invoices for such services and, upon receipt of amounts due from the contracting organization for the services rendered by FREEAGENT E.OFFICE members, remits the amount due to the FREEAGENT E.OFFICE member after deducting payroll taxes, the fees charged by the Company and contributions for the member's health insurance and 401(k) retirement plan, as directed by the member.

      o     APPLICATION AND PROCUREMENT SERVICES WHICH INCLUDES:

      o OPUSXCHANGE.COM: an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to easily and rapidly procure professionals from FREEAGENT.COM and manage their interaction with these independent professionals over time, and

      o OPUSRM: a resource procurement and management application that provides extensive resource management capabilities to track the skills and competencies of an entire workforce. Using the comprehensive E.PORTFOLIO, organizations can capture all relevant information about their resources such as skills, skill levels, achievements, work history and preferences. OpusRM provides a global view of current and upcoming projects and optimizes the process of assigning available resources to project assignments. We expect to add a Procurement Module to OpusRM in the third quarter which will enable organizations to dramatically reduce the cost of procuring IT contractors by automating the requisition, approval and engagement processes between multiple participants in the supply chain. The OpusRM Procurement Module is part of an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to electronically procure professionals from preferred, general and specialist suppliers. The open exchange created through this service will allow access to FREEAGENT.COM and other internet-based communities of highly skilled professionals. We intend to capture metrics on each transaction through our centralized repository to accurately measure the time, cost, quality and quantity of the engagements between buyers and suppliers. These metrics represent highly valued data to both buyers and suppliers in their pursuit of reduced procurement and supply costs as well as improved service offerings.

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

(c) Principals of Consolidation

      The Company's unaudited consolidated financial statements as of and for the three and six month periods ending June 30, 2000, include the accounts of INDUSTRYINSITE.COM, Ithority Corporation, and PeopleMover, Inc. The unaudited consolidated financial statements for the prior periods only include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e) Revenue Recognition

      OPUSRM integration revenues consist of fees paid for integration, installation and customization of the OPUSRM application and are recognized as revenue only to the extent the Company has incurred third party costs in connection with the installation of projects, as the services are performed.

      The Company recognizes revenue from the sale of licenses for PEOPLEMOVER STAFFING, the principal application of the Company's PeopleMover subsidiary, upon receipt of an executed sales agreement and delivery of the software to the customer provided there are no vendor obligations to be fulfilled and collectibility is probable. The Company also recognizes revenue from PeopleMover software contracts that require significant modification or customization of the software on a percentage of completion basis based on costs incurred. The Company's PeopleMover subsidiary also provides software support and product upgrades to its customers through separately priced agreements. These support revenues are deferred and recognized on a straight line basis over the term of the contract. Revenue from technical training and consulting services are recognized as these services are provided to customers.

(f) Cost of Revenue

      Cost of revenue includes salaries paid to staff that help administer the Company's FREEAGENT.COM E.OFFICE services, costs associated with operating FREEAGENT.COM including certain technical personnel and telecommunications charges and costs of providing integration services to OPUSRM customers.

(g) Intangible Assets

      Intangible assets consists of goodwill and is amortized on a straight line basis over the expected periods to be benefited, generally 3 years. Accumulated amortization as of June 30, 2000 was $ 5,927,000.

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

(i) Basic and Diluted Net Loss per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Pursuant to SAB No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration, prior to the anticipated effective date of an initial public offering (including the IPO), are required to be included in the calculation of basic and diluted net loss per share, as if they were outstanding for all periods presented. As of June 30, 2000, the Company has recorded the fair market value of all equity instruments issued for all periods presented and, accordingly, does not have any nominal issuances. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Company's preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

Note 2. Acquisitions

1999

      On May 27, 1999, Opus360 acquired 100% of the outstanding common stock of The Churchill Benefit Corporation ("Churchill") in exchange for 946,474 shares (the "Initial Shares") of the Company's common stock valued at approximately $1.849 per share, or $1.75 million.

      Under the terms of the agreement an additional 405,631 shares of the Company's common stock were placed in escrow at the time of the closing, and those shares and up to an additional $850,000 of the Company's common stock would have been issued to the former owners of Churchill 18 months after the date of closing had certain conditions been met. The milestone stipulated under the agreement was not achieved as of May 27, 2000 as required, and the former owner will not receive the escrow shares or the additional shares of the Company's common stock. The Company will therefore not record any additional expense relating to these shares.

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

Value of Initial Shares                                               $1,750,000
Acquisition costs                                                        297,000
Negative net assets acquired                                              66,000
                                                                      ----------
Excess purchase price over net assets acquired                        $2,113,000
                                                                      ==========

2000

IndustryInsite.com

      On January 10, 2000, the Company acquired from Brainstorm Interactive, Inc. ("Brainstorm") all of the related assets and liabilities of INDUSTRYINSITE.COM, a website operated by Brainstorm, for an aggregate purchase price of $1,000,000. The purchase price was paid as follows: $650,000 on closing and $350,000 on April 12, 2000. The Company allocated the purchase price to intangible assets which are being amortized over three years.

Ithority Corporation

      On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2 million, or $8.21 per share, plus $250,000 paid on closing and $250,000 paid in the second quarter of 2000.

      The former shareholders of Ithority are also entitled to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares") plus $4 million of the Company's common stock payable one year from the date of closing based upon the then fair market value of the Company's common stock (the "Ithority Additional Shares"). The Ithority Escrow Shares will be released one year from the date of closing, subject to satisfaction of certain conditions to such release, including no breach of certain representations and warranties provided by the selling shareholders.

      Approximately 178,240 of the Ithority Escrow Shares and 97% of Ithority Additional Shares payable to certain selling shareholders are subject to three year vesting agreements whereby the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is no longer employed by the Company. The Company has recorded deferred compensation expense of $5,343,000 for the fair market value of the Ithority Escrow shares, which are subject to these continued employment arrangements, and is amortizing such amount over the vesting period. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive.

      The Company accounted for the acquisition of Ithority using the purchase method and, accordingly, the results of operations of Ithority are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Ithority's historical assets and liabilities based on the fair values of the assets acquired and liabilities assumed.

      The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of Ithority. The resulting goodwill that was created, as a result of the Ithority acquisition, is being amortized over three years. Actual fair values were based on financial information as of the acquisition date. On the acquisition date the allocated values were as follows:

Value of shares not subject to restricted stock vesting agreement     $2,155,000
Cash payment                                                             500,000
Negative net assets acquired                                             107,000
                                                                      ----------
Excess purchase price over net assets acquired                        $2,762,000
                                                                      ==========

PeopleMover, Inc.:

      On February 24, 2000, the Company acquired all of the outstanding equity of PeopleMover, Inc. ("PeopleMover") for approximately 2,634,000 shares of common stock. Additionally, the Company exchanged options to purchase approximately 1,189,000 shares of its common stock for outstanding stock options to purchase PeopleMover common stock.

      The purchase price of PeopleMover consisted of the following:

      o 2,634,000 shares of Opus360 common shares valued at approximately $23,990,000, or $9.11 per share;

      o the assumption by Opus360 of options to purchase shares of PeopleMover common stock, exchanged for options to purchase approximately 1,189,000 shares of Opus360 common stock. The options have been valued at approximately $7,875,000 using the Black-Scholes pricing model. Such shares have an aggregate exercise price of approximately $5,175,000; and

      o the Company also incurred acquisition costs of approximately $600,000 related to the merger.

      Approximately 342,000 shares issued to the PeopleMover shareholders are subject to a three-year restricted stock vesting agreement, whereby the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is no longer employed by the Company. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive.

      The value of the approximately 342,000 shares, which are subject to the three-year vesting agreement, is approximately $3,130,000, which was recorded to deferred compensation expense and is being amortized over the term of the vesting agreement.

      In connection with its negotiations to acquire PeopleMover, the Company entered into an interim funding agreement with PeopleMover pursuant to which the Company agreed to provide loans to PeopleMover through the earlier of March 3, 2000 or the date that the acquisition agreement was signed. The $790,000 aggregate amount of the loans reduced the purchase price of the acquisition on a dollar-for-dollar basis.

      The Company accounted for the acquisition of PeopleMover using the purchase method and, accordingly, the results of operations of PeopleMover are included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated to PeopleMover's historical assets and liabilities based on the fair values of the assets acquired and liabilities assumed.

      The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of PeopleMover. The resulting goodwill is being amortized over three years.

Value of shares not subject to restricted stock vesting agreement           $20,860,000
Value of stock options issued, measured using Black-Scholes pricing model     7,875,000
Costs associated with acquisition                                               600,000
Negative net assets acquired                                                  3,829,000
                                                                            -----------
Excess purchase price over net assets acquired                              $33,164,000
                                                                            ===========

Pro Forma Financial Information:

      The following table presents the Company's summary pro-forma consolidated financial information for the six months ended June 30, 2000 and June 30, 1999 as if the Year 2000 acquisitions had occurred on January 1, 1999.

     June 30, 2000
         Total revenue                                                         3,325,000
         Net Loss                                                            (45,596,000)
         Pro-forma basic and diluted net loss per share                     $      (1.03)

     June 30, 1999
         Total revenue                                                        $1,100,000
         Net loss                                                             (8,678,000)
         Pro-forma basic and diluted net loss per share                     $      (0.41)

Note 3. Related Party Transactions

      On March 23, 2000 Richard S. Miller, the Company's President and Chief Operating Officer exercised stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. In connection with Mr. Miller's exercise of the options, the Company provided Mr. Miller with a full recourse loan of $1,538,000 at an annual interest rate of 7% per annum, compounded annually. The term of the loan is three years subject to acceleration upon the occurrence of an event of default, including the termination of Mr. Miller's employment with the Company for any reason whatsoever.

      In February 2000, the Company entered into an agreement with Lucent Technologies Inc. ("Lucent"), a company whose Executive Vice President is a member of the Company's board of directors. The agreement provides for Lucent to use the Company's OPUSRM application and also assist in the development and marketing of these services by serving as a member of the OPUSRM Customer Advisory Board.

Note 4. Lines of Credit

      In February 2000 and June 2000, the Company borrowed $1,044,000 and $706,000, respectively, as part of a $1,750,000 equipment line of credit (the "Facility") with a bank. The annual interest rate on the Facility is equal to the three-year Treasury bill rate as of the date of funding plus 3%. The Company's current outstanding balance under this line at June 30, 2000 is $1,641,000 with an interest rate of 9.3% per annum.

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

Employment Agreements:

      In connection with the Ithority and PeopleMover transactions, the Company entered into various three-year employment contracts with certain employees which obligate the Company to pay annual salaries totaling approximately $630,000 and to provide these employees the opportunity to participate in the Company's bonus and benefit plans.

      On January 21, 2000, the Company entered into a three-year employment agreement with Mr. Richard S. Miller, who assumed the role of President and Chief Operating Officer, which obligates the Company to pay an annual salary of $250,000. The Agreement further provides that Mr. Miller will be eligible for annual bonuses of not less than $100,000 per year if certain performance criteria are met.

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

      On March 24, 2000, the Company entered into a three-year agreement with Dr. Ram Chillarege, who assumed the role of Executive Vice President Software & Technology. In connection with the March 24, 2000 agreement, Dr. Chillarege was granted incentive stock options to purchase 30,000 of the Company's common stock at a strike price of $10.00 and non-qualified stock options to purchase 470,000 shares of common stock of which 100,000 have a strike price of $5.00 and are immediately vested, 150,000 have a strike price of $5.00 and vest over three years and 220,000 have a strike price of $10.00 and vest over three years. The Company recorded deferred compensation of $1,250,000 in connection with Dr. Chillarege's option grants of which $500,000 was expensed on the date of grant and the remaining $750,000 will be amortized over the three-year vesting term of Dr. Chillarege's options. The non-qualified options issued to Dr. Chillarege have been issued outside of the Company's existing Stock Option Plans.

      In February 2000, the Company entered into three-year agreements with several of its employees, who are also stockholders, which obligate the Company to annual salaries totaling approximately $3.2 million. Pursuant to the terms of some of these agreements, the Company has the right to purchase 3,787,500 shares for approximately $140,000 from these individuals at the employees' original cost if these employees are either terminated for cause or resign during the year ended December 31, 2000.

      In May and June 2000, the Company entered into various three-year employment contracts with certain employees which obligate the Company to annual salaries totaling approximately $665,000 plus the opportunity to participate in the Company's bonus and benefit plans.

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

Rescission Offer

      As of June 30, 2000, the Company has granted options to purchase approximately 178,500 shares of its common stock to its FREEAGENT E.OFFICE employees, which may not have complied with certain federal and state securities laws.

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

      Based on the number of options outstanding as of June 30, 2000, the Company could be required to pay to these FREEAGENT E.OFFICE employees up to approximately $900,000, plus interest, in connection with the rescission offer. The applicable securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock which was not registered as required. Accordingly, if any FREEAGENT E.OFFICE employees reject the rescission offer, the Company may continue to be contingently liable for the purchase price of these shares and options, which were not issued in compliance with applicable securities laws.

      Amounts related to this contingent liability are not reflected in the accompanying financial statements.

Legal Proceedings

      On July 6, 2000, Knowledge Transfer International ("KTI") filed a complaint against the Company in the Supreme Court of the State of New York in the County of New York. KTI's claims arise generally out of a letter signed by KTI and by the Company on June 16, 1999. KTI claims that this letter constituted a joint venture agreement under which KTI was to develop and operate a "free agent" certification program for use on the Company's FreeAgent.com website and the parties agreed to share equally all of the revenues to be generated therefrom. KTI asserts a claim that the Company breached that alleged agreement and also asserts additional claims for an accounting, breach of fiduciary duty, quantum merit and unjust enrichment relating to this alleged joint venture.

      KTI seeks damages in an amount to be determined at the time of the trial, but claims that its damages are believed to be in excess of $20 million. KTI also seeks the imposition of a constructive trust on KTI's presumed share of the revenues KTI alleges the Company has derived from certification and training programs made available on or through its website.

      While the Company has not yet filed an answer to this complaint, and the outcome of litigation is inherently uncertain, it believes that it has valid defenses to KTI's claims and it intends to defend this lawsuit vigorously.

      Amounts related to these contingent liabilities are not reflected in the accompanying financial statements.

Note 6. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                      Three months ended

                                                                            June 30

                                                                     1999             2000
                                                                 ------------    ------------
Numerator:
      Net loss                                                   $ (3,691,000)   $(20,016,000)
                                                                 ------------    ------------
Denominator:
      Basic and diluted loss per share weighted average shares      9,862,758      47,164,648
                                                                 ------------    ------------
      Basic and diluted net loss per share                       $      (0.37)   $       (.42)
                                                                 ------------    ------------

                                                                       Six months ended

                                                                           June 30

                                                                     1999           2000
                                                                 -----------    ------------
Numerator:
      Net loss                                                   $(5,692,000)   $(45,034,000)
                                                                 -----------    ------------
Denominator:
      Basic and diluted loss per share weighted average shares     9,681,749      30,331,712
                                                                 -----------    ------------
      Basic and diluted net loss per share                       $     (0.59)   $      (1.48)
                                                                 -----------    ------------


      Diluted net loss per share for the three and six month periods ended June 30, 1999 and June 30, 2000 does not include the effect of options and warrants to purchase 5,549,925 and 11,559,589 shares of common stock, respectively, or 542,000 unvested escrowed shares of common stock issued to former shareholders of Ithority and PeopleMover. In addition diluted net loss per share for the three and six month periods ended June 30, 1999 does not include 12,426,000 and 25,441,000 shares of common stock issuable upon the conversion for Series A and B preferred stock on an "as-if converted" basis, respectively, as the effect of their inclusion is anti-dilutive for each period.

Note 7. Stockholders' Equity

Strategic and Advisory Agreements

Greenhill & Co.:

      On September 3, 1999, the Company entered into an agreement with Greenhill & Co. ("Greenhill") whereby Greenhill is to act as the Company's mergers and acquisitions advisor for a period of six months or until the Company has either acquired two identified targets or completed acquisitions aggregating $30 million (the "Initial Term"). Unless otherwise terminated, the agreement shall be automatically renewed (a) following the Initial Term and shall continue until the Company has completed either $250 million of cumulative acquisitions or a total of four previously identified targets that have an aggregate value of at least $100 million (the "First Renewal Term") and (b) following the First Renewal Term, until the Company has completed at least $750 million of cumulative acquisitions or a total of ten previously identified targets (the "Second Renewal Term").

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

      Greenhill exercised the initial term warrants for a combination of cash and the surrender of a portion of the warrants during the quarter ended June 30, 2000.

      In January 2000, the Company completed the acquisitions of INDUSTRYINSITE.COM and Ithority Corporation (see Note 2) and, accordingly, the Company expensed any previously unamortized amounts associated with the Initial Term warrants. Additionally, the Company issued to Greenhill the First Renewal Term warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $8.21 per share. In connection with the First Renewal Term warrants the Company recorded a pre-paid expense of approximately $839,000 calculated using the Black-Scholes pricing model. The Company is amortizing this amount over one year, which is the Company's best estimate of the length of the First Renewal Term.

      Kirshenbaum Bond & Partners:

      In June 1999, the Company entered into an agreement with Kirshenbaum Bond & Partners ("KBP") whereby KBP was to develop and build an advertising and branding campaign for the Company in exchange for monthly fees to be paid in cash and warrants to purchase shares of the Company's common stock. All warrants issued under this agreement have a strike price of $0.01, became exercisable upon the Company's IPO and expire five years from the dates of issuance. The agreement also provides that, after the Company has completed its IPO, all fees are to be paid only in cash.

      In connection with the KBP agreement, the Company issued 9,120 warrants to KBP during the quarter ended March 31, 2000, and the Company recorded sales and marketing expenses of approximately $83,000, representing the fair market value of the warrants calculated using the Black-Scholes pricing model. No further warrants are to be issued under the KBP agreement.

Lucent:

      On February 7, 2000, the Company entered into a strategic relationship with Lucent, whereby Lucent will assist the Company in developing its OPUSRM product for two years in exchange for two warrants to immediately purchase shares of the Company's common stock. The first warrant entitles Lucent to purchase up to 225,000 shares of the Company's common stock at the exercise price of $3.33 per share for one year from the date of grant. In connection with the granting of the first warrant to Lucent on February 7, 2000, the Company recorded a prepaid expense of approximately $1,345,000, representing the fair market value of the warrant calculated using the Black-Scholes pricing model which will be amortized over the term of the agreement. The second warrant is exercisable for a three-year period commencing on the 240th day after the effective date of the Company's IPO. The exercise price of the second warrant will be equal to the average market price of the Company's common stock during the 10 trading days immediately preceding the date the warrant first becomes exercisable. The number of shares issuable upon the exercise of the second warrant is determined by dividing $2,655,000 by the present value of a warrant to purchase one share of the Company's common stock, as determined by the Black-Scholes option pricing model, with the strike price assumed to be the actual exercise price and the volatility rate assumed to be 100%. The Company will record prepaid expense for the second warrant at the time it becomes exercisable which will represent the then fair market value of the warrant calculated using the Black-Scholes pricing model and will be amortized over the remaining life of the original 2-year agreement.

Dell:

      On March 1, 2000 the Company entered into a stock purchase agreement with Dell USA L.P. ("Dell"), an affiliate of Dell Computer Corporation, whereby Dell agreed to purchase up to $14 million of the Company's common stock at a price equal to the initial public offering price per share less an amount equal to the per share underwriting discount and commissions received by the underwriters (the "Concurrent Placement"). The closing of the Concurrent Placement occurred on April 7, 2000. The shares sold in the Concurrent Placement were not registered for immediate sale under the Securities Act.

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

ZDNet

      On May 25, 2000, the Company entered into an agreement with ZDNet ("ZDNet"), a division of ZDNet Inc. which operates a web-site providing information relating to computers and technology. The agreement provides for the Company and ZDNet to jointly develop a co-branded website that will feature the content and services of ZDNet and FreeAgent.com. ZDNet and the Company agreed to equally share up to $200,000 of the costs associated with building the site and will promote the site to each other's member base. Any costs above $200,000 will be the responsibility of the Company. Costs incurred in developing the co-branded site were negligible as of June 30, 2000. The co-branded site is expected to launch during the fourth quarter of 2000.

      The Company and ZDNet agreed to a revenue sharing arrangement for transactions conducted through the co-branded site, including subscriptions for products and services and advertising revenue.

      As part of the two-year agreement, ZDNet agreed to pay the Company $500,000 on the launch date of the co-branded site to sponsor the technology vertical within the FreeAgent.com website. The Company agreed to pay ZDNet a $2,000,000 integration fee payable in equal installments of $1,000,000 due on the launch date and the one-year anniversary of the launch date of the co-branded site. The integration fees will be expensed over the term of the agreement. ZDNet committed to spend $1,500,000 per year on advertising the co-branded site. The Company also committed to spend $3,000,000 per year of advertising on the ZDNet website, marketing the co-branded site. The Company will expense the advertising as incurred.

ThirdAge

      On March 17, 2000, the Company entered into an agreement with ThirdAge Media ("ThirdAge"), a company which operates a web-site providing content and services for adults 45 years and older. The agreement provides for the Company and ThirdAge to jointly develop a co-branded website that will feature the content and services of ThirdAge and FreeAgent.com.

      The Company and ThirdAge agreed to a bounty and revenue sharing arrangement for usage and transactions conducted through the co-branded site, including subscriptions for products and services and advertising revenue. As part of the three-year agreement, the Company agreed to spend a minimum of $1,400,000 per year on advertising on ThirdAge, in exchange for a minimum of 12 million impressions per year. The Company will expense the advertising fees ratably over the term of the contract. The Company could incur additional fees under the contract if certain milestones are achieved.

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

      During the first quarter of 2000, the Company recorded additional deferred compensation of $8,293,000, primarily related to options granted to its new President, Executive Vice President Software & Technology, and in connection with granting options to employees and board members. During the quarter ended June 30, 2000 the Company did not record any additional deferred compensation.

      The Company expects to amortize unamortized deferred compensation expense of $9,742,000, at June 30, 2000, as follows:

         For the six months ending December 31, 2000           $1,733,000
         For the year ending December 31, 2001                 $3,557,000
         For the year ending December 31, 2002                 $3,462,000
         For the year ending December 31, 2003                 $  990,000

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

      The Company's reportable segments are as follows:

      o FREEAGENT.COM SERVICE which includes FREEAGENT.COM, a website that enables independent professionals to manage their careers by offering them access to project opportunities and corporate products and services; and FREEAGENT E.OFFICE services, a back-office and employment service for independent professionals. Independent professionals who elect to receive FREEAGENT E.OFFICE services are the Company's contractual employees for federal income tax purposes for whom the Company prepares IRS Form W-2's. The Company enters into contracts with organizations for projects to be performed by FREEAGENT E.OFFICE members, processes invoices for such services and, upon receipt of amounts due from the contracting organization for the services rendered by FREEAGENT E.OFFICE members, remits the amount due to the FREEAGENTE.OFFICE MEMBER after deducting payroll taxes, the fees charged by the Company and contributions for the member's health insurance and 401(k) retirement plan, as directed by the member.

      o     APPLICATION AND PROCUREMENT SERVICES WHICH INCLUDES:

      o OPUSXCHANGE.COM: an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to easily and rapidly procure professionals from FREEAGENT.COM and manage their interaction with these independent professionals over time, and

      o OPUSRM: a resource procurement and management application that provides extensive resource management capabilities to track the skills and competencies of an entire workforce. Using the comprehensive E.PORTFOLIO, organizations can capture all relevant information about their resources such as skills, skill levels, achievements, work history and preferences. OpusRM provides a global view of current and upcoming projects and optimizes the process of assigning available resources to project assignments. We expect to add a Procurement Module to OpusRM in the third quarter which will enable organizations to dramatically reduce the cost of procuring IT contractors by automating the requisition, approval and engagement processes between multiple participants in the supply chain. The OpusRM Procurement Module is part of an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to electronically procure professionals from preferred, general and specialist suppliers. The open exchange created through this service will allow access to FREEAGENT.COM and other internet-based communities of highly skilled professionals. We intend to capture metrics on each transaction through our centralized repository to accurately measure the time, cost, quality and quantity of the engagements between buyers and suppliers. These metrics represent highly valued data to both buyers and suppliers in their pursuit of reduced procurement and supply costs as well as improved service offerings.

      The Company's accounting policies for these segments are the same as those described in Note 1 - Organization and Summary of Accounting Policies, above.

      The table below presents information about segments used by the chief operating decision-maker of Opus360 for the periods ending June 30, 1999 and June 30, 2000.

                                                                            Three Months Ended

                                                                Application and
                                                                  Procurement       FreeAgent
                                                                    Services        Services          Total
                                                                    --------        --------          -----
June 30, 2000:
      Revenues                                                 $   1,749,000    $    552,000    $   2,301,000
      Gross profit                                             $   1,372,000    $    491,000    $   1,863,000

      Net loss before equity-based compensation charges        $  (7,759,000)   $(10,723,000)   $ (18,482,000)
      Total assets                                             $ 120,132,000    $  4,669,000    $ 124,801,000

June 30, 1999:
      Revenues                                                 $          --    $     64,000    $      64,000
      Gross profit                                             $          --    $     55,000    $      55,000
      Net loss                                                 $  (3,454,000)   $   (212,000)   $  (3,666,000)
      Total assets                                             $   8,385,000    $  1,536,000    $   9,921,000

                                                                              Six Months Ended
June 30, 2000:
      Revenues                                                 $   2,428,000    $    850,000    $   3,278,000
      Gross profit                                             $   1,497,000    $    692,000    $   2,189,000
      Net loss before equity-based compensation charges        $ (16,919,000)   $(22,917,000)   $ (39,836,000)
      Total assets                                             $ 120,132,000    $  4,669,000    $ 124,801,000

June 30, 1999:
      Revenues                                                 $          --    $     64,000    $      64,000
      Gross profit                                             $          --    $     55,000    $      55,000
      Net loss                                                 $  (5,430,000)   $   (212,000)   $  (5,642,000)
      Total assets                                             $   8,385,000    $  1,536,000    $   9,921,000

      For the periods June 30, 2000 and June 30, 1999, the reconcilation between segment net loss and net loss from operations is as follows:

                                                        Three Months Ended
                    June 30, 2000

           Segment net operating loss                 $      (18,482,000)
           Equity-based compensation                  $        1,534,000
           Enterprise net operating loss              $      (20,016,000)

                    June 30, 1999

           Segment net operating loss                 $       (3,666,000)
           Equity-based compensation                  $           25,000
           Enterprise net operating loss              $       (3,691,000)

                                                         Six Months Ended
                    June 30, 2000

           Segment net operating loss                 $      (39,836,000)
           Equity-based compensation                  $        5,198,000
           Enterprise net operating loss              $      (45,034,000)

                    June 30, 1999

           Segment net operating loss                 $       (5,642,000)

           Equity-based compensation                  $           50,000
           Enterprise net operating loss              $       (5,692,000)

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", continue", "strategy", "believes", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are our limited operating history and expectation of future losses; the failure of the Internet to become a proven recruitment and project search medium; our need to successfully develop awareness of our brand names; the failure of our products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruption;, undetected errors or defects in our services; breaches of our network security or computer viruses; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the potential need for additional financing; the risk that our proprietary rights may not be fully protected; uncertainties regarding the application of federal tax and employee benefit laws to our business which could limit our ability to provide benefits that will attract free agents; the risk that we may be subject to employment-related claims relating to free agents, or the organizations that use their services; legal uncertainties regarding the application of various federal and state laws into our business; as well as the other risk factors affecting the Company detailed from time to time in documents filed by the Company with the Securities Exchange Commission ("SEC"), including but not limited to those discussed under the caption "Risk Factors" in our Form S-1 registration statement declared effective by the SEC on April 6, 2000.

Overview

      We provide Internet-based services for putting skilled professionals and strategic corporate initiatives together across the services supply chain. Our e-commerce services streamline the management and procurement of professional resources by using advanced technologies specifically designed and developed for use through standard internet browsers. Our services enable companies to more effectively allocate, manage and retain their internal professionals while creating electronic networks to suppliers worldwide. Buyers requiring individuals with specific professional skills can easily search their internal database and then submit requisitions across the network. All supply sources are linked electronically for rapid receipt and response to requisitions. Our three services, each of which can be used as a stand-alone application or as part of a complete solution consist of:

      o FREEAGENT.COM SERVICE which includes FREEAGENT.COM, a website that enables independent professionals to manage their careers by offering them access to project opportunities and corporate products and services; and FREEAGENT E.OFFICE services, a back-office and employment service for independent professionals. Independent professionals who elect to receive FREEAGENT E.OFFICE services are the Company's contractual employees for federal income tax purposes for whom the Company prepares IRS Form W-2's. The Company enters into contracts with organizations for projects to be performed by FREEAGENT E.OFFICE members, processes invoices for such services and, upon receipt of amounts due from the contracting organization for the services rendered by FREEAGENT E.OFFICE members, remits the amount due to the FREEAGENT E.OFFICE MEMBER after deducting payroll taxes, the fees charged by the Company and contributions for the member's health insurance and 401(k) retirement plan, as directed by the member. FREEAGENT.COM serves to constantly market and support the individual through highly specialized matching of skills, availability, geographic location and preferences to a dynamic supply of professional placements. This growing community of progressive free agents provides a well-defined, active supply source for buyers, while reducing procurement costs by leveraging the scale and efficiency of the internet.

      o     APPLICATION AND PROCUREMENT SERVICES WHICH INCLUDES:

      o OPUSXCHANGE.COM: an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to easily and rapidly procure professionals from FREEAGENT.COM and manage their interaction with these independent professionals over time, and

      o OPUSRM: a resource procurement and management application that provides extensive resource management capabilities to track the skills and competencies of an entire workforce. Using the comprehensive E.PORTFOLIO, organizations can capture all relevant information about their resources such as skills, skill levels, achievements, work history and preferences. OpusRM provides a global view of current and upcoming projects and optimizes the process of assigning available resources to project assignments. We expect to add a Procurement Module to OpusRM in the third quarter which will enable organizations to dramatically reduce the cost of procuring IT contractors by automating the requisition, approval and engagement processes between multiple participants in the supply chain. The OpusRM Procurement Module is part of an Internet service which is designed to enable corporations, professional services firms, staffing companies and other buyers requiring individuals with specific professional skills to electronically procure professionals from preferred, general and specialist suppliers. The open exchange created through this service will allow access to FREEAGENT.COM and other internet-based communities of highly skilled professionals. We intend to capture metrics on each transaction through our centralized repository to accurately measure the time, cost, quality and quantity of the engagements between buyers and suppliers. These metrics represent highly valued data to both buyers and suppliers in their pursuit of reduced procurement and supply costs as well as improved service offerings.

      We launched our FREEAGENT.COM website in July 1999. The general release of OPUSRM occurred in the second quarter of 2000. We launched the OPUSRM Procurement Module in September 1999. We expect to release the enhanced version of the OPUSRM Procurement Module, which has been designed for use by large corporate customers, by the end of the third quarter of 2000. We are currently in the final stages of internal testing of the enhanced version of the OPUSRM Procurement Module prior to our releasing it to a limited number of customers for implementation and further testing.

Recent Acquisitions

PeopleMover, Inc.

      On February 24, 2000, we acquired 100% of the outstanding capital stock of PeopleMover, Inc. for an aggregate purchase price of $31.9 million payable in common stock. PeopleMover, which is headquartered in Manhattan Beach, California, is a developer of Internet-based resource management application services similar to our OPUSRM application, principally focused on the needs of staffing firms. Its principal application, PEOPLEMOVER/STAFFING, enables professional staffing firms to recruit and assign people to jobs based on skills and availability. PEOPLEMOVER/STAFFING manages information regarding a staffing firm's resources and applicants, customer accounts, including job and project openings, and sales activity. PEOPLEMOVER/STAFFING supports many of the needs of large staffing firms, including resume scanning and matching against openings; tracking of skills and availability of contractors and applicants; time and expense processing; and integration with back office systems for billing, payroll and human resources.

      Our acquisition of PeopleMover expands our product line by providing a service for the staffing industry. We believe that staffing firms are key intermediaries in the labor market and, therefore, important participants for our ability to put people and projects together. PEOPLEMOVER/STAFFING will also be able to be integrated with our OPUS XCHANGE.COM service. PeopleMover currently provides its PEOPLEMOVER/STAFFING applications to 11 staffing companies.

Ithority Corporation

      On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2 million, or $8.21 per share, plus $250,000 on closing and $250,000 to be paid in the second quarter of 2000.

      The former shareholders of Ithority are also entitled to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares") plus $4 million of the Company's common stock payable one year from the date of closing based upon the then fair market of the Company's common stock (the "Ithority Additional Shares"). The Ithority Escrow Shares will be released one year from the date of closing and are subject to satisfaction of certain conditions to such release, including no breach of certain representations and warranties provided by the selling shareholders.

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

Results of Operations

      We have a short operating history and have incurred substantial losses since our inception. From the date of our inception in August 1998 through December 31, 1998, we incurred net losses of approximately $1.0 million. For the year ended December 31, 1999, we incurred net losses of approximately $29.4 million. For the six months ending June 30, 2000 we incurred net losses of approximately $45.0 million and as of June 30, 2000, we had an accumulated deficit of $75.5 million. Our net losses and resulting accumulated deficit are primarily due to the cost we incurred to develop our products and services and to expand our sales and marketing programs.

      We intend to continue to devote resources to advertising and brand-marketing programs designed to attract free agents to FREEAGENT.COM and promote our OPUS XCHANGE.COM and OPUSRM services. However, we anticipate decreasing advertising spending in the future as we become more efficient and effective in our advertising campaigns. In addition, we expect to shift our advertising focus to the Application & Procurement segment from the FreeAgent segment. This is expected to result in sales and marketing expenses decreasing as a percentage of total revenues.

      As a result of our focus on achieving profitability, in addition to revenue growth, we expect our operating expenses to decrease over the next several quarters, particularly in the areas of sales and marketing and general and administrative expenses. We expect to incur losses from operations for the foreseeable future but these losses are expected to decrease significantly as a percentage of revenue. To the extent these decreases in our operating expenses are not followed by commensurate increases in our revenues, or if we are unable to adjust operating expense levels as anticipated, our operating losses may exceed our expectations for those periods. We cannot be sure that we will ever achieve or sustain profitability.

Three Months Ended June 30, 2000 and 1999

Revenues

      For the quarter ended June 30, 2000 our revenues were approximately $2.3 million of which approximately $0.6 million were related to our FREEAGENT.COM services consisting of initial sign-up fees and monthly fees paid by our FREEAGENT E.OFFICE employees as well as sales of advertising sponsorships on FREEAGENT.COM; and $1.7 million related to the Application and Procurement Services which consisted of the sale of software licenses and integration revenues. For the quarter ended June 30, 1999 we had revenues of $0.1 million all of which related to the FREEAGENT.COM services.

Cost of Revenues

      Cost of revenues for the quarter ended June 30, 2000 were $0.4 million. Cost of revenues for the quarter ended June 30, 2000 included salaries paid to staff that help administer our FREEAGENT E.OFFICE services, costs associated with operating FREEAGENT.COM including certain technical personnel and telecommunications charges and costs of providing integration services to OPUSRM customers. Cost of revenues for the quarter ended June 30, 1999 were negligible.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 2000 were $6.5 million, excluding $0.1 million reflected as equity based compensation below, an increase of 550% over sales and marketing expenses of $1.0 million for the quarter ended June 30, 1999. This increase was primarily attributable to marketing and advertising expenses for FREEAGENT.COM, salaries and benefits paid to our sales and marketing staff, and expanded marketing efforts for our OPUSRM products. We believe these expenses will decrease in absolute dollar amounts in future periods as we become more efficient and effective with our marketing and advertising expenditures.

      Product Development. Product development expenses for the quarter ended June 30, 2000 were $6.3 million, excluding $0.1 million reflected as equity based compensation below, an increase of 294% over product development expenses of $1.6 million for the quarter ended June 30, 1999. The increase was primarily attributable to the development of our OPUSRM, OPUSXCHANGE.COM and FREEAGENT.COM Services, and included salaries and benefits and consulting fees paid to our engineers. To date, all product development expenses relating to the development of our OPUSRM and OPUSXCHANGE.COM services have been expensed in the period incurred. We believe that continued investment in product development is critical to attaining our strategic objective. However, we expect product development expenses will decrease in future periods as our products achieve technical feasibility.

      General and Administrative. General and administrative expenses for the quarter ended June 30, 2000 were $4.6 million, excluding $1.3 reflected as equity based compensation below, an increase of 318% over general and administrative expenses of $1.1 million for the quarter ended June 30, 1999. The increase was primarily attributable to increases in salaries and benefits, general office expenses, rent and utilities, recruiting fees and professional fees. Our salaries and benefits increased as we added staff to our executive management team. Our rent and utilities also increased as a result of new leasehold facilities and the addition of additional office locations as a result of our acquisitions. We expect that our general and administrative expenses will decrease in future periods as we consolidate our office facilities and become more efficient in managing these expenditures.

      Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended June 30, 2000 were $4.0 million and consisted primarily of amortization of goodwill of $3.3 million associated with our acquisitions. Depreciation and amortization expense was $0.1 million in the quarter ended
June 30, 1999. Depreciation and amortization may increase in future periods as a result of acquisitions.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the quarter ended June 30, 2000 was $1.5 million and consisted of deferred compensation expense for options to purchase common stock granted to employees, directors and non-employees having exercise prices below the fair market value of our common stock at the date of grant and deferred compensation expense for the Ithority and PeopleMover Escrow shares. Amortization of equity-based compensation was negligible in the quarter ended June 30, 1999. We will amortize these amounts over the vesting period, which is generally three to four years.

      Other Income. Interest income for the quarter ended June 30, 2000 was $1.0 million and consisted primarily of interest income from short-term investments. Interest income was $0.1 million in the quarter ended June 30, 1999.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Six Months Ended June 30, 2000 and 1999

Revenues

      For the six months ended June 30, 2000 our revenues were approximately $3.3 million of which approximately $0.9 million were related to our FREEAGENT.COM services consisting of initial sign-up fees and monthly fees paid by our FREEAGENT E.OFFICE employees as well as sales of advertising sponsorships on FREEAGENT.COM; and $2.4 million related to the Application and Procurement Services which consisted of the sale of software licenses and integration revenues. For the six months ended June 30, 1999 we had revenues of $0.1 million all of which related to the FREEAGENT.COM services.

Cost of Revenues

      Cost of revenues for the six months ended June 30, 2000 were $1.1 million. Cost of revenues for the six months ended June 30, 2000 included salaries paid to staff that help administer our FREEAGENT E.OFFICE services, costs associated with operating FREEAGENT.COM including certain technical personnel and telecommunications charges and costs of providing integration services to OPUSRM customers. Cost of revenues for the six months ended June 30, 1999 were neglible.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2000 were $14.8 million, excluding $0.2 million reflected as equity based compensation below, an increase of 825% over sales and marketing expenses of $1.6 million for the six months ended June 30, 1999. This increase was primarily attributable to marketing and advertising expenses for FREEAGENT.COM, salaries and benefits paid to our sales and marketing staff, and expanded marketing efforts for our OPUSRM products.

      Product Development. Product development expenses for the six months ended June 30, 2000 were $12.9 million, excluding $0.7 million reflected as equity based compensation below, an increase of 461% over product development expenses of $2.3 million for the six months ended June 30, 1999. The increase was primarily attributable to the development of our OPUSRM and FREEAGENT.COM Services, and included salaries and benefits and consulting fees paid to our engineers. To date, all product development expenses relating to the development of our OPUSRM services have been expensed in the period incurred.

      General and Administrative. General and administrative expenses for the six months ended June 30, 2000 were $8.9 million, excluding $4.3 reflected as equity based compensation below, an increase of 394% over general and administrative expenses of $1.8 million for the six months ended June 30, 1999. The increase was primarily attributable to increases in salaries and benefits, general office expenses, rent and utilities, recruiting fees and professional fees. Our salaries and benefits increased as we added staff to our executive management team. Our rent and utilities also increased as a result of new leasehold facilities and the addition of additional office locations as a result of our acquisitions.

      Depreciation and Amortization. Depreciation and amortization expenses for the six months ended June 30, 2000 were $6.6 million and consisted primarily of amortization of goodwill of $5.5 million associated with our acquisitions. Depreciation and amortization expense was $0.1 million in the six months ended June 30, 1999.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the six months ended June 30, 2000 was $5.2 million and consisted of deferred compensation expense for options to purchase common stock granted to employees, directors and non-employees having exercise prices below the fair market value of our common stock at the date of grant and deferred compensation expense for the Ithority and PeopleMover Escrow shares. Amortization of equity-based compensation was negligible in the six months ended June 30, 1999. We will amortize these amounts over the vesting period, which is generally three to four years.

      Other Income. Interest income for the six months ended June 30, 2000 was $1.2 million and consisted primarily of interest income from short-term investments. Interest income was $0.1 million the six months ended June 30, 1999.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Liquidity and Capital Resources

      We have funded our operations primarily by the sale of our equity securities, through which we raised net proceeds of approximately $53.4 million through the end of December 31, 1999. During the six months ended June 30, 2000 we completed our initial public offering and concurrent private placement to Dell USA L.P. and raised approximately $76.0 million net of offering costs.

      Cash used in operating activities for the six months ended June 30, 2000 was $29.2 million, primarily due to our net loss of $45.0 million, adjusted for various non-cash charges including non-cash compensation and depreciation and amortization, and changes in operating assets and liabilities, including changes in our accounts receivable, accounts payable and accrued expenses. Cash used in operating activities for the six months ended June 30, 1999 totaled $4.0 million. We expect to decrease our working capital needs quarter to quarter through more targeted marketing and advertising, better workforce management and a reduction in general and administrative expenses.

      Cash from investment activities for the six months ended June 30, 2000 totaled $18.3 million. We used $6.0 million during the six months ended June 30, 2000 to acquire property and equipment. Cash used in connection with acquisition of subsidiaries' assets and other assets were $2.6 million. Cash from the liquidation of short-term investments was $26.9 million. Cash used in investing activities for the six months ended June 30, 1999 was $1.7 million. We used $1.6 million in connection with the acquisition of subsidiaries and $0.1 million to acquire property and equipment.

      Net cash provided by financing activities for the six months ended June 30, 2000 was $78.7 million. The cash from financing activities for the six months resulted primarily from the net proceeds of $75.1 million resulting from the April 7, 2000 initial public offering and concurrent placement. The remaining $3.7 million resulted from exercises of issued and outstanding options and warrants and net proceeds from loans. Cash flow provided by financing activities for the six months June 30, 1999 was $6.3 million and resulted from the exercises of issued and outstanding options and warrants for common stock.

      We anticipate that our current cash and marketable securities and available borrowings under our bank facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. In the future, we may need to raise additional funds through public or private financings, or other arrangements to fund our operations and potential acquisitions, if any. We currently have no plans to effect any other offerings. We cannot assure you that any financings or other arrangements will be available in amounts or on terms acceptable to us or at all and any new financings or other arrangements could place operating or other restrictions on us. Our inability to raise capital when needed could seriously harm the growth of our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities could have rights, preferences or privileges senior to our common stock.

      As a result of our issuing options to FREEAGENT E.OFFICE employees under circumstances that may have violated the registration requirements of the Securites Act, we intend to make a rescission offer to these employees, and we may have a contingent liability of up to $0.9 million plus interest.

Year 2000 Compliance

      To date, we have not experienced any material Year 2000 problems and we have not incurred any costs to evaluate, test and remediate, if necessary, our internal computer software and operating systems(collectively, our "Internal Programs and Systems") for Year 2000 compliance problems. These costs if incurred in the future will be funded with cash from our financing activities and operations and will be expensed or capitalized, depending on the nature of the expenditure. We are not aware of any Year 2000 related problems associated with our Internal Programs and Systems or software services provided to customers, and are not aware of any Year 2000 related problems associated with the system or software of our business partners. Although the Company has not experienced any material Year 2000 compliance problems, there can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operation or cash flow.

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

Qualitative and Quantitive Disclosure About Market Risk

      On June 30, 2000, we had $0.2 million in short term investments, which were held primarily in the form of short term, investment grade corporate securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material risks as a result of this exposure.

                             ADDITIONAL INFORMATION

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

      In the normal course of business, the Company is at times subject to pending and threatened legal actions and proceedings. After reviewing pending and threatened actions and proceedings with counsel, except as provided below, management believes that the outcome of such actions or proceedings is not expected to have a material adverse effect on the financial position or results of operations of the Company.

      Please see Note 5 - Commitments and Contingencies - Contingencies - Legal Proceedings for a description of certain pending litigation.

Item 2. Change in Securities and Use of Proceeds.

      Use of Proceeds

      Pursuant to a Form S-1 Registration Statement (SEC File No. 333-93185) declared effective by the SEC on April 7, 2000 the Company on April 12, 2000 completed the sale of 7,000,000 shares of its common stock in an initial public offering at a price of $10 per share. The managing underwriters in the offering were FleetBoston Robertson Stephens Inc., J.P. Morgan & Co. and Bear Stearns & Co. Inc..

      The following table details the underwriting discounts and commissions and expenses incurred by the Company in connection with the completion of the IPO:

                                                                  (in thousands)
                                                                   ------------

Gross Proceeds                                                      $ 70,000

     Underwriting discounts and commissions                           (4,585)
     Estimated Expenses:
         Nasdaq listing fee                                              (95)
         Blue Sky Fees                                                   (10)
         SEC Filing Fees                                                 (35)
         Miscellaneous other filing fees                                 (10)
         Accounting fees                                                (585)
         Legal fees                                                   (2,300)
         Printing fees                                                (1,100)
         Miscellaneous                                                  (175)
                                                                    --------

         Total underwriting discounts and
         Commissions and estimated expenses                           (8,895)
                                                                    --------
         Net Proceeds                                               $ 61,105

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

      On February 24, 2000 the Company issued 2,634,000 shares of common stock valued at $24.0 million, or $9.11 per share, to the stockholders of PeopleMover, Inc. pursuant to the acquisition of PeopleMover, Inc. In addition the Company exchanged options to purchase approximately 1,189,000 shares of its common stock for outstanding stock options to purchase PeopleMover common stock

      In January 2000, the Company issued to Greenhill & Co. ("Greenhill") , warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $8.21 per share in exchange for merger and acquisitions advisory services. On April 10, 2000 the Company issued 372,636 shares of common stock to Greenhill in connection with their combined cash and cashless exercise of other warrants held by Greenhill to purchase 450,000 shares of common stock.

      In February 2000, the Company issued to Kirshenbaum Bond & Partners ("KBP") warrants to purchase 9,120 shares of the Company's common stock at an exercise price of $0.01 per share in exchange for advertsing and marketing services.

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

      During the quarter ended June 30, 2000, the Company granted options to purchase 1,379,817 shares of its common stock to employees, officers and directors of the Company. These options were granted pursuant to the Company's 2000 Stock Option Plan and the 2000 Non-Employee Directors Option Plan.

      During the quarter ended June 30, 2000, the Company issued 783,742 shares of its common stock upon the exercise of options and warrants.

      In January 2000, the Company issued to certain shareholders of its Series A Preferred Stock, 840,000 shares of its common stock upon the exercise of warrants.

      The issuance of options and the sale of the common stock upon exercise of employee stock options was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) of the Securities Act of 1933 ("the Act") or Rule 701 promulgated under Section 3 (b) of the Act. The issuance of common stock upon automatic conversion of the Company's previously outstanding Series A and Series B Preferred stock upon consummation of the initial public offering was exempt from registration under the Act by virtue of
Section 3 (a)(9) of the Act. The issuance of common stock in the PeopleMover and Ithority acquisitions, the issuance of warrants to Greenhill, KBP and Lucent and the issuance of common stock upon the exercise of warrants was exempt from registration under the Act in reliance upon Section 4(2) or Regulation D promulgated thereunder.

Item 3 Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5 Other Information.

      None.

Item 6 Exhibits and Reports on Form 8-K.

a. Exhibits

      10.1 Employment Agreement dated May 2, 2000 between the Registrant and Mary Anne Walk

      10.2 Employment Agreement dated May 15, 2000 between the Registrant and Wendy Reveri

      10.3 Employment Agreement dated June 12, 2000 between the Registrant and Jeanne Murphy

      27    Financial Data Schedule

b. Reports on Form 8-K

      None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  August 14, 2000                             Opus 360 Corporation
      ------------------------                   -------------------------------
                                                      (Registrant)


                                                  /s/ Richard McCann
                                                 -------------------------------
                                                      (Signature)