Form 10-Q
period 2000-09-30
OPUS360 CORP
filed 2000-11-13
CIK 1099674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File number 000-29793

                               Opus360 Corporation

             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                             13-4023714
-------------------------------                          ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                           Identification Number)

39 West 13th Street, 3rd Fl. New York, NY                      10011
(Address of Principal Executive Offices)                     (Zip Code)

                                  212-687-6787

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

           Common Stock                      50,229,927
           ------------                  ------------------
              Class                      Outstanding Shares

                               Opus360 Corporation
                                      Index

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

     Consolidated Balance Sheets at September 30,
          2000 and December 31, 1999                                          1

     Consolidated Statements of Operations for the three and nine months
          ended September 30, 2000 and September 30, 1999                     2

     Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2000 and September 30, 1999                     3

     Notes to the Consolidated Financial Statements                        4-20

         Item 2.  Management's Discussion and Analysis of Financial
              Conditions and Results of Operations                           21

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                          28

         Item 2.  Change in Securities and Use of Proceeds                   28

         Item 4.  Submission of Matters to a Vote of Securities Holders      28

         Item 6.  Exhibits and Reports on Form 8-K                           28

      a.    Exhibits                                                         28

            10.1 Employment Agreement dated May 2, 2000 between the Registrant and Peter Schwartz

            27    Financial Data Schedule

                    Opus360 Corporation and Subsidiaries
                         Consolidated Balance Sheets
                                 (thousands)

                                                            September 30,   December 31,
                                                                2000            1999
                                                             (Unaudited)
                                                            -------------   ------------
                      Assets
Current assets:
Cash                                                           $  52,812      $  1,326
Accounts receivable, net of allowances                             6,461         2,314
Short-term investments                                                --        27,137
Prepaid expenses and other current assets                          5,156         3,850
                                                               ---------      --------

               Total current assets                               64,429        34,627

Property and equipment, net                                        9,519         2,990
Goodwill, net                                                     30,076         1,702
Officer loans                                                      1,623            --
Due from Peoplemover                                                  --           575
Defered costs and other assets                                       982           822
                                                               ---------      --------

                   Total assets                                $ 106,629      $ 40,716
                                                               =========      ========

      Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable                                               $   7,518      $  5,489
Accrued expenses                                                   2,656         4,818
Accrued wages                                                      4,374         2,682
Deferred revenues                                                  5,944            --
Line of credit                                                     1,520            --
Deferred costs and other current liabilities                       1,275            --
                                                               ---------      --------
             Total current liabilities                            23,287        12,989

Capital lease obligation                                             186            --
                                                               ---------      --------

                 Total liabilities                                23,473        12,989

Stockholders' equity:
Common stock, $0.001 par value, 150,000 shares authorized,
    50,210 and 10,880 issued and outstanding, respectively            50            11
Series A convertible preferred stock, $0.001 par value, 8,400 shares authorized, 0 and 8,284 shares issued and
    outstanding, respectively                                         --             8
Series B convertible preferred stock, $0.001 par value, 8,700 shares authorized, 0 and 8,677 shares issued and
    outstanding, respectively                                         --             9
Paid-in capital                                                  191,878        63,835
Stock subscription receivable                                       (224)         (239)
Treasury stock                                                        (7)           --
Deferred compensation                                            (15,504)       (5,469)
Accumulated deficit                                              (93,034)      (30,425)
Accumulated other comprehensive loss                                  (3)           (3)
                                                               ---------      --------

            Total stockholders' equity                            83,156        27,727
                                                               ---------      --------

    Total liabilities and stockholders' equity                 $ 106,629      $ 40,716
                                                               =========      ========

         See accompanying notes to consolidated financial statements

                               Opus360 Corporation
                      Consolidated Statements of Operations
                                   (Unaudited)
                       (thousands except per share amount)

                                                                           For The Three Months Ended    For The Nine Months Ended
                                                                          September 30,  September 30,  September 30,  September 30,
                                                                               2000          1999          2000           1999
                                                                          -------------  -------------  -------------  -------------
Revenue                                                                      $  3,324      $    177      $  6,602        $    241

Cost of Revenue                                                                   582           189         1,866             198

                                                                             --------      --------      --------        --------
Gross profit (loss)                                                             2,742           (12)        4,736              43

Operating Expenses:

  Sales & Marketing, exclusive of $94 and $53 for the three months              6,641         2,241        22,201           3,979
      ended and $282 and $53 for the nine months ended, respectively, reported below as amortization of equity-based compensation
  Product Development, exclusive of $146 and $102 for the three months          6,496         2,437        21,741           5,005
      ended and $894 and $152 for the nine months ended, respectively, reported below as amortization of equity-based compensation
  General & Administrative, exclusive of $1,294 and $512 for the three          2,600         1,442         8,197           2,806
       months ended and $5,556 and $512 for the nine months ended, respectively reported below as amortization of equity-based compensation
  Depreciation and amortization of goodwill                                     4,062           171        10,708             309
  Amortization of equity-based compensation                                     1,534           667         6,732             717
                                                                             --------      --------      --------        --------
                            Total operating expenses                           21,333         6,958        69,579          12,816
                                                                             --------      --------      --------        --------

                               Loss from operations                           (18,591)       (6,970)      (64,843)        (12,773)

Other Income

  Net Interest Income                                                           1,015           166         2,234             278
                                                                             --------      --------      --------        --------

                          Loss before income taxes                            (17,576)       (6,804)      (62,609)        (12,495)

Income tax expense                                                                 --            --            --              --
                                                                             --------      --------      --------        --------

                                   Net loss                                  $(17,576)     $ (6,804)     $(62,609)       $(12,495)
                                                                             ========      ========      ========        ========

Basic and diluted net loss per share                                         $  (0.35)     $  (0.65)     $  (1.70)       $  (1.26)
                                                                             ========      ========      ========        ========

Shares used in the calculation of basic and diluted net loss
  per share                                                                    49,793        10,445        36,896           9,939
                                                                             ========      ========      ========        ========

Pro forma basic and diluted net loss per common share excluding
  amortization of goodwill and non-cash compensation                         $  (0.26)     $  (0.23)     $  (1.03)       $  (0.50)
                                                                             ========      ========      ========        ========

Shares used in the calculation of pro forma basic and diluted net
  loss per share                                                               49,793        26,832        45,903          23,079
                                                                             ========      ========      ========        ========

           See accompanying notes to consolidated financial statements

                               Opus360 Corporation
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                   (thousands)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                      2000         1999
                                                                                    --------     --------
Cash flows from operating activities:
    Net Loss                                                                        $(62,609)    $(12,495)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                 10,708          309
        Other non-cash expenses                                                        8,162        1,517
        Loss on disposal of assets                                                                      8
        Changes in operating assets and liabilities:
          Account receivables                                                         (3,961)        (403)
          Prepaid expenses and other current assets                                     (187)        (131)
          Other assets                                                                   421          (14)
          Accounts payable and accrued expenses                                         (808)       3,293
          Other liabilities                                                             (659)
          Deferred Revenues                                                            4,257           --
          Due to stockholder                                                                          747
                                                                                    --------     --------
                                     Total adjustments                                17,933        5,326
                                                                                    --------     --------
                                Net cash used in operating activities               $(44,676)    $ (7,169)
                                                                                    --------     --------

Cash flows from investing activities:
    Purchase of property and equipment                                                (7,223)        (944)
    Decrease (Increase) in short term investments                                     27,137      (37,174)
    Cash provided by (used in) connection with acquistion of subsidiaries             (1,651)         129
    Cash used in acquisition of other assets                                          (1,000)          --
                                                                                    --------     --------
                             Net cash provided by (used in) investing activities    $ 17,263     $(37,989)
                                                                                    --------     --------

Cash flows from financing activities:
    Net proceeds from loans                                                            1,750           --
    Repayment of loans                                                                  (214)          --
    Net proceeds from issuance of Series A convertible preferred stock                    --        4,365
    Net proceeds from issuance of Series B convertible preferred stock                    --       38,491
    Net proceeds from issuance of common stock                                         2,240           33
    Net proceeds from offering                                                        75,130           --
    Repurchase of treasury stock                                                          (7)          --
                                                                                    --------     --------
                             Net cash provided by financing activities              $ 78,899     $ 42,889
                                                                                    --------     --------

                                       Net increase (decrease) in cash              $ 51,486     $ (2,269)

Cash:
    Beginning of period                                                             $  1,326     $  5,818

                                                                                    --------     --------
    End of period                                                                   $ 52,812     $  3,549
                                                                                    ========     ========

           See accompanying notes to consolidated financial statements

Opus360 Corporation and Subsidiaries
Notes to the Consolidated Financial Statements

(Unaudited)
(all tabular amounts in thousands except per share amounts)

Note 1. Organization and Summary of Accounting Policies

(a) Organization and Description of Business

      Opus360 Corporation ("Opus360" or the "Company") was incorporated on August 17, 1998, under the laws of Delaware.

      Opus360 provides internet-based enterprise software that enables businesses to procure and manage professional services, consultants and systems integration services. Using the Opus360 Workforce Platform - an end-to-end infrastructure of interoperable software solutions and hosted procurement services, businesses and service providers can efficiently source and deploy, increase utilization, and lower the cost of administering their project-based workforce.

Our services consist of:

      o     FREEAGENT SERVICES:

            FreeAgent Services include the FreeAgent.com website, that offers independent professionals access to project opportunities and services; and the FreeAgent E.office service, a commerce service of Opus360. The FreeAgent E.office service provides independent contractor management services to corporations and back office services for independent professionals. Independent contractors who elect to receive FreeAgent E.office services become the employees of Opus360's wholly owned subsidiary, The Churchill Benefit Corporation d/b/a/ FreeAgent.com ("Churchill"). As employees, they receive payroll, benefits, and IRS W-2 forms from Churchill. Churchill enters into contracts with organizations for projects to be performed by FreeAgent E.office members, processes invoices for such services, and remits the amount due to the FreeAgent E.office member after deducting payroll taxes, the fees charged by Churchill and contributions for the member's health insurance and 401(k) retirement plan, as directed by the member. Individual contractors pay a set up fee and a monthly services fee. Companies may alternatively elect to pay a flat percent of each payroll, which covers fees for services to contractors engaged by them, payroll taxes and margin.

      o     APPLICATION AND PROCUREMENT SERVICES:

            Opus360 has combined what was formerly referred to as OpusXchange.com and OpusRM into one platform called the Opus360 Workforce Platform which is an e-commerce platform addressing the entire spectrum of an organization's requirements for internal and external workforce management and procurement.

            The Opus360 Workforce Platform consists of an enterprise application offering two distinct but tightly integrated modules for workforce management and procurement. The Opus360 Workforce Platform also creates a labor procurement marketplace where buyers and suppliers connect. Buyers and suppliers who deploy the procurement module have an integrated connection to the marketplace that enables them to work with their customers and suppliers. The Workforce Management and Workforce Procurement modules can be deployed as a hosted application or behind an organization's firewall. In a hosted deployment, buyers and suppliers access the application through the Opus360.com website. Once logged in, users are provided functionality appropriate to their role as either a buyer or supplier.

            Opus360 also licenses Private Labeled Sites; a unique combination of client's service marks with its proprietary FreeAgent.com universal resource locator for the purpose of bringing together buyers and sellers of contracted labor resources in a single efficient marketplace. Not only is the procurement or placement process facilitated by the `one click through' technology, but traffic volume is also significantly enhanced by combining these Private Labeled Sites with Opus360's branding and name recognition. Buyers include Fortune 500 Corporate IT organizations in vertical markets with the highest IT spending. Sources of labor supply include professional services organizations as well as FreeAgent.com.

(b) Basis of Presentation

      The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented.

      The Company has reclassified a portion of its general and administrative expenses to allocate total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated charges include facility rent for the Company's offices, communication charges, equipment leases, and depreciation expense for office furniture and equipment. Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

      Accounts receivable includes the gross billings owed by contracting businesses using the services of the Company's FreeAgent E.Office employees. Accrued wages includes the gross billings, that the Company collects for the services its FreeAgent E.Office employees provide to these contracting businesses, less the initial sign up fee and the monthly fees owed to the Company by the E.Office employees.

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

      On April 12, 2000, the Company completed the sale of 7,000,000 shares of its common stock, in connection with an initial public offering ("IPO") at a price of $10 per share. Concurrent with its IPO, the Company sold 1,505,376 of its common stock to Dell USA L.P. at a price of $9.30 per share (the "Concurrent Placement").

(c) Principles of Consolidation

      The Company's unaudited consolidated financial statements as of and for the three and nine month periods ending September 30, 2000, include the accounts of The Churchill Benefit Corporation, INDUSTRYINSITE.COM, Ithority Corporation, and PeopleMover, Inc. The unaudited consolidated financial statements for the prior periods only include the accounts of the Company and The Churchill Benefit Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

(d) Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

      The Company recognizes revenue from the sale of licenses of its Private Labeled Site upon delivery and acceptance of the Private Labeled Site.

(f) Cost of Revenue

      Cost of revenue includes salaries paid to employees and consultants who provide implementation, customer support and training to our Opus360 Workforce Platform customers, as well as costs associated with administering the Company's FreeAgent.com services including certain technical personnel and telecommunications charges.

(g) Intangible Assets

      Intangible assets consists of goodwill and is amortized on a straight-line basis over the expected periods to be benefited, generally 3 years. Accumulated amortization as of September 30, 2000 was $9.2 million.

(h) Equity Based Compensation

      The Company accounts for equity-based compensation arrangements in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all equity-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation -- An Interpretation of APB Opinion No. 25 (FIN 44).

(i) Basic and Diluted Net Loss per Share

      The Company calculates earnings per share in accordance with SFAS No. 128, "Computation of Earnings Per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Accordingly, basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

      Pursuant to SAB No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. As of September 30, 2000, the Company has recorded the fair market value of all equity instruments issued for all periods presented and, accordingly, does not have any nominal issuances. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Company's preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

      Pro forma basic and diluted net loss per share is computed by assuming the conversion of all convertible preferred stock into common stock as if such shares were outstanding from their respective dates of issuance.

(j) Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted SFAS No. 133 and believes that it does not have a material effect on the Company's financial statements.

      On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company has determined that the adoption of FIN 44 does not have a material effect on the Company's operating results.

Note 2. Acquisitions

1999

      On May 27, 1999, the Company acquired 100% of the outstanding common stock of The Churchill Benefit Corporation ("Churchill") in exchange for 946,474 shares (the "Initial Shares") of the Company's common stock valued at approximately $1.849 per share, or $1.75 million.

      Under the terms of the agreement an additional 405,631 shares of the Company's common stock were placed in escrow at the time of the closing, and those shares and up to an additional $0.85 Million of the Company's common stock would have been issued to the former owners of Churchill 18 months after the date of closing had certain conditions been met. The milestone stipulated under the agreement was not achieved as of May 27, 2000 as required, and the former owner will not receive the escrow shares or the additional shares of the Company's common stock. The Company will therefore not record any additional expense relating to these shares.

      The acquisition has been accounted for using the purchase method and, accordingly, the results of operations of Churchill are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to the Company's historical assets and liabilities based on the carrying values of the acquired assets and liabilities, as these carrying values are estimated to approximate fair market value of the assets acquired and liabilities assumed. Goodwill of $2.1 million was created as a result of the Churchill transaction and is being amortized over three years. The accumulated amortization as of September 30, 2000 was $0.94 million. The goodwill was calculated as follows:

Value of Initial Shares                                                   $1,750
Acquisition costs                                                            297
Negative net assets acquired                                                  66
                                                                          ------
Excess purchase price over net assets acquired                            $2,113
                                                                          ======

2000

IndustryInsite.com

      On January 10, 2000, the Company acquired from Brainstorm Interactive, Inc. ("Brainstorm") all of the related assets and liabilities of Industryinsite.com, a website operated by Brainstorm, for an aggregate purchase price of $1.0 million. The purchase price was paid as follows: $0.65 million on closing and $0.35 million on April 12, 2000. The Company allocated the purchase price to intangible assets, which is being amortized over three years. The accumulated amortization as of September 30, 2000 was $0.24 million.

Ithority Corporation

      On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2.0 million, or $8.21 per share, plus $0.25 million paid on closing and $0.25 million paid in the second quarter of 2000.

      The former shareholders of Ithority are also entitled to up to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares") plus $4.0 million of the Company's common stock payable one year from the date of closing based upon the then fair market value of the Company's common stock (the "Ithority Additional Shares"). The Ithority Escrow Shares will be released one year from the date of closing, subject to satisfaction of certain conditions to such release, including no breach of certain representations and warranties provided by the selling shareholders.

      Approximately 178,240 of the Ithority Escrow Shares and 97% of Ithority Additional Shares payable to certain selling shareholders are subject to three year vesting agreements under which the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is no longer employed by the Company. The Company has recorded deferred compensation expense of $5.3 million for the fair market value of the Ithority Escrow shares, which are subject to these continued employment arrangements, and is amortizing such amount over the vesting period. As of September 30, 2000 the accumulated amortization was $1.2 million. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive. During the quarter ended September 30, 2000 one of the selling shareholders terminated his employment with the Company and the Company intends to repurchase his shares subject to the vesting agreement.

      The Company accounted for the acquisition of Ithority using the purchase method and, accordingly, the results of operations of Ithority are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Ithority's historical assets and liabilities based on the fair values of the assets acquired and liabilities assumed.

      The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of Ithority. The resulting goodwill of $2.9 million created as a result of the Ithority acquisition is being amortized over three years. The accumulated amortization as of September 30, 2000 was $0.65 million. Actual fair values were based on financial information as of the acquisition date. On the acquisition date the allocated values were as follows:

Value of shares not subject to restricted stock vesting agreement         $2,155
Cash payment                                                                 500
Acquisition costs                                                            186
Negative net assets acquired                                                 107
                                                                          ------
Excess purchase price over net assets acquired                            $2,948
                                                                          ======

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

      The purchase price of PeopleMover consisted of the following:

      o 2,634,000 shares of Opus360 common shares valued at approximately $24.0 million, or $9.11 per share;

      o the assumption by Opus360 of options to purchase shares of PeopleMover common stock, exchanged for options to purchase approximately 1,189,000 shares of Opus360 common stock. The options have been valued at approximately $7.9 million using the Black-Scholes pricing model. Such shares have an aggregate exercise price of approximately $5.2 million; and

      o the Company also incurred acquisition costs of approximately $0.66 million related to the merger.

      Approximately 342,000 shares issued to certain PeopleMover shareholders are subject to a three-year restricted stock vesting agreement, whereby the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is terminated for cause by the Company. The Company will only include the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company will also include the unvested portion of the restricted shares for purposes of calculating diluted earnings per share, if such amounts are dilutive.

      The value of the approximately 342,000 shares, which are subject to the three-year vesting agreement, is approximately $3.1 million, which was recorded to deferred compensation expense and is being amortized over the term of the vesting agreement. As of September 30, 2000 the accumulated amortization was $0.7 million.

      In connection with its negotiations to acquire PeopleMover, the Company entered into an interim funding agreement with PeopleMover pursuant to which the Company agreed to provide loans to PeopleMover through the earlier of March 3, 2000 or the date that the acquisition agreement was signed. The $0.8 million aggregate amount of the loans reduced the purchase price of the acquisition on a dollar-for-dollar basis.

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

      The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of PeopleMover. The resulting goodwill is being amortized over three years. As of September 30, 2000 the accumulated amortization was $7.4 million.

Value of shares not subject to restricted stock vesting agreement        $20,860
Value of stock options issued, measured using Black-Scholes pricing
 model                                                                     7,875
Costs associated with acquisition                                            666
Negative net assets acquired                                               3,829
                                                                         -------
Excess purchase price over net assets acquired                            33,230
                                                                         =======

Pro Forma Financial Information:

      The following table presents the Company's summary pro-forma consolidated financial information for the nine months ended September 30, 2000 and September 30, 1999 as if the Year 2000 acquisitions had occurred on January 1, 1999.

September 30, 2000
    Total revenue                                                      $  6,649
    Net Loss                                                            (63,171)
    Pro-forma basic and diluted net loss per share                     $  (1.38)

September 30, 1999
    Total revenue                                                      $  1,383
    Net loss                                                            (13,882)
    Pro-forma basic and diluted net loss per share                     $  (0.40)

Note 3. Related Party Transactions

      On March 23, 2000 Richard S. Miller, the Company's President and Chief Operating Officer exercised stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. In connection with Mr. Miller's exercise of the options, the Company provided Mr. Miller with a full recourse loan of $1.5 million at an annual interest rate of 7% per annum, compounded annually. The term of the loan is three years subject to acceleration upon the occurrence of an event of default, including the termination of Mr. Miller's employment with the Company for any reason whatsoever.

      In February 2000, the Company entered into an agreement with Lucent Technologies Inc. ("Lucent"), a company whose, Executive Vice President is a member of the Company's board of directors. The agreement provides for Lucent to use the Company's Workforce Management product and also assist in the development and marketing of these services by serving as a member of the Opus360 Workforce Platform Customer Advisory Board.

      In September 2000, the Company licensed a Private Labeled Site to Safeguard Scientifics, Inc., a shareholder of the Company, for $100,000. The amount was included in accounts receivable for the period ended September 30, 2000.

Note 4. Lines of Credit

      In February 2000 and June 2000, the Company borrowed $1.1 million and $0.7 million, respectively, as part of a $1.8 million equipment line of credit (the "Facility") with a bank. The annual interest rate on the Facility is equal to the three-year Treasury bill rate as of the date of funding plus 3%. The Company's current outstanding balance under this line at September 30, 2000 is $1.5 million with an interest rate of 9.3% per annum.

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

Employment Agreements:

      In connection with the Ithority and PeopleMover transactions, the Company entered into various three-year employment contracts with certain employees which obligate the Company to pay annual salaries totaling approximately $0.4 million and to provide these employees the opportunity to participate in the Company's bonus and benefit plans.

      On January 21, 2000, the Company entered into a three-year employment agreement with Mr. Richard S. Miller, who assumed the role of President and Chief Operating Officer, which obligates the Company to pay an annual salary of $0.25 million. The Agreement further provides that Mr. Miller will be eligible for annual bonuses of not less than $0.1 million per year if certain performance criteria are met.

      In connection with the January 21, 2000 employment agreement, Mr. Miller was granted incentive stock options to purchase 32,918 shares of the Company's common stock at a strike price of $9.11 per share and non-qualified stock options to purchase 1,474,582 shares of common stock of which 300,000 have a strike price of $2.67 and were immediately vested, 600,000 have a strike price of $2.67 and vest over 3 years and the remaining 574,582 have a strike price of $8.00 and vest over 3 years. The Company recorded deferred compensation of $6.4 million in connection with Mr. Miller's option grants of which $1.9 million was expensed on the date of grant and the remaining $4.5 million will be amortized over the three-year vesting term of Mr. Miller's options. The non-qualified options issued to Mr. Miller have been issued outside of the Company's existing Stock Option Plans.

      On March 24, 2000, the Company entered into a three-year agreement with Dr. Ram Chillarege, who assumed the role of Executive Vice President Software & Technology. In connection with the March 24, 2000 agreement, Dr. Chillarege was granted incentive stock options to purchase 30,000 of the Company's common stock at a strike price of $10.00 and non-qualified stock options to purchase 470,000 shares of common stock of which 100,000 have a strike price of $5.00 and were immediately vested, 150,000 have a strike price of $5.00 and vest over three years and 220,000 have a strike price of $10.00 and vest over three years. The Company recorded deferred compensation of $1.3 million in connection with Dr. Chillarege's option grants of which $0.5 million was expensed on the date of grant and the remaining $0.8 million will be amortized over the three-year vesting term of Dr. Chillarege's options. The non-qualified options issued to Dr. Chillarege have been issued outside of the Company's existing Stock Option Plans.

      In February 2000, the Company entered into three-year agreements with several of its employees, who are also stockholders, which obligate the Company to annual salaries totaling approximately $3.2 million. Pursuant to the terms of some of these agreements, the Company has the right to purchase 3,787,500 shares for approximately $0.1 million from these individuals at the employees' original cost if these employees are either terminated for cause or resign during the year ended December 31, 2000.

      In May and June 2000, the Company entered into various three-year employment contracts with certain employees which obligate the Company to annual salaries totaling approximately $0.7 million plus the opportunity to participate in the Company's bonus and benefit plans.

      In September 2000, the Company entered into a three-year agreement with Mr. Peter Schwartz, who assumed the role of Executive Vice President and Chief Financial Officer, which obligates the Company to pay an annual salary of $0.2 million. The agreement further provides that Mr. Schwartz will be eligible for annual bonuses of not less than $0.1 million per year. In connection with the employment agreement Mr. Schwartz was granted an incentive stock option to purchase 700,000 of the Company's common stock at a strike price of $3.69, of which 140,000 were vested immediately and the balance over three years.

Contingencies:

      The Company accounts for its FreeAgent E.office employees as employees for federal income tax and benefit plan purposes. The Company recognizes that the Internal Revenue Service ("IRS") definition of an employee is subject to interpretation. To date, the IRS has not challenged the Company's reporting.

      Should the IRS determine that the FreeAgent E.office employees do not qualify as employees under applicable federal statutes and regulations, the employees could lose the favorable tax status of certain of the Company's benefit and 401(k) retirement plans. The Company is unable to predict the potential impact, which any such determination might have and whether any resulting liability or benefit will relate to past or future operations. Accordingly, the Company is unable to make a meaningful estimate of the amount, if any, of such liability or benefit.

      In December 1999 and during the first and second quarter of 2000 the Company entered into several agreements with various media companies and their affiliated Internet sites pursuant to which the parties agreed to promote their respective content products and services and jointly develop various co-branded websites and feature the Company's services within those co-branded sites. The Company agreed to spend in the aggregate a minimum of $0.2 million in development costs, approximately $12.4 million in advertising through March 2005 to market the site, and an additional $2.0 million in integration fees. In addition the terms of the agreements required the Company to share revenue generated on some of the co-branded sites.

      In October 2000, the Company restructured several of its co-branding and advertising agreements. Under the revised agreements, the Company has agreed to purchase an aggregate of $6.3 million in advertising from various media companies and their affiliated Internet sites through September 2002. Through the end of September 2000, the Company has purchased and expensed $0.5 million of advertising as part of the $6.3 million commitment. The Company will expense the remaining advertising commitment as incurred.

Rescission Offer:

      As of September 30, 2000, the Company has granted options to purchase approximately 112,500 shares of its common stock to its FREEAGENT E.OFFICE employees, which may not have complied with certain federal and state securities laws.

      As disclosed in the Company's Prospectus dated April 7, 2000, in the fourth quarter of 2000 the Company intends to make a rescission offer to all the FreeAgent E.office employees. The Company intends to file a registration statement with respect to the rescission offer under applicable federal and state securities laws. In the rescission offer, the Company will offer to repurchase from the FreeAgent E.office employees all of the shares issued upon exercise of options by these employees before the expiration of the rescission offer registration statement, at the exercise price paid for these shares, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The Company will also offer to repurchase all of the unexercised options issued to these FreeAgent E.office employees at 20% of the option exercise price multiplied by the number of shares subject to such options, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement.

      Based on the number of options outstanding as of September 30, 2000, the Company could be required to pay to these FreeAgent E.office employees up to approximately $0.2 million, including interest, in connection with the rescission offer. The applicable securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered as required. Accordingly, if any FreeAgent E.office employees reject the rescission offer, the Company may continue to be contingently liable for the purchase price of these shares and options, which were not issued in compliance with applicable securities laws.

      Amounts related to this contingent liability are not reflected in the accompanying financial statements.

Legal Proceedings:

      On July 6, 2000, Knowledge Transfer International ("KTI") filed a complaint against the Company in the Supreme Court of the State of New York in the County of New York. KTI's claims arise generally out of a letter signed by KTI and by the Company on June 16, 1999. KTI claims that this letter constituted a joint venture agreement under which KTI was to develop and operate a "free agent" certification program for use on the Company's FreeAgent.com website and the parties agreed to share equally all of the revenue to be generated therefrom. KTI asserts a claim that the Company breached that alleged agreement and also asserts additional claims for an accounting, breach of fiduciary duty, quantum mervit and unjust enrichment relating to this alleged joint venture.

      KTI seeks damages in an amount to be determined at the time of the trial, but claims that its damages are believed to be in excess of $20 million. KTI also seeks the imposition of a constructive trust on KTI's presumed share of the revenue KTI alleges the Company has derived from certification and training programs made available on or through its website.

      The Company filed an answer to this complaint on August 31, 2000, which, among other things, denied the existence of the alleged joint venture. While the outcome of litigation is inherently uncertain, the Company believes that it has valid defenses to KTI's claims and it intends to defend this lawsuit vigorously.

      Amounts related to these contingent liabilities are not reflected in the accompanying financial statements.

Note 6. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended
                                                              September 30

                                                          2000           1999
                                                        --------       --------
Numerator:
 Net loss                                               $(17,576)      $ (6,804)
                                                        --------       --------
Denominator:
 Basic and diluted loss per share weighted
         average shares                                   49,793         10,445
                                                        --------       --------
 Basic and diluted net loss per share                   $  (0.35)      $  (0.65)
                                                        --------       --------

                                                            Nine months ended
                                                              September 30

                                                          2000           1999
                                                        --------       --------
Numerator:
  Net loss                                              $(62,609)      $(12,495)
                                                        --------       --------
Denominator:
  Basic and diluted loss per share weighted
         average shares                                   36,896          9,939
                                                        --------       --------
  Basic and diluted net loss per share                  $  (1.70)      $  (1.26)
                                                        --------       --------

      Diluted net loss per share for the three and nine month periods ended September 30, 2000 and September 30, 1999 does not include the effect of options and warrants to purchase 12,775,050 and 4,328,575 shares of common stock, respectively, or 384,713 unvested escrowed shares of common stock issued to former shareholders of Ithority and PeopleMover. In addition diluted net loss per share for the three and nine month periods ended September 30, 1999 does not include 12,426,000 and 25,441,000 shares of common stock issuable upon the conversion for Series A and B preferred stock on an "as-if converted" basis, respectively, as the effect of their inclusion is anti-dilutive for each period.

Note 7. Stockholders' Equity

Strategic and Advisory Agreements:

Greenhill & Co.:

      On September 3, 1999, the Company entered into an agreement with Greenhill & Co. ("Greenhill") whereby Greenhill was to act as the Company's mergers and acquisitions advisor for a period of six months or until the Company has either acquired two identified targets or completed acquisitions aggregating $30 million (the "Initial Term"). Unless otherwise terminated, the agreement was to be automatically renewed (a) following the Initial Term and would continue until the Company had completed either $250 million of cumulative acquisitions or a total of four previously identified targets that have an aggregate value of at least $100 million (the "First Renewal Term") and (b) following the First Renewal Term, until the Company had completed at least $750 million of cumulative acquisitions or a total of ten previously identified targets (the "Second Renewal Term").

      As consideration for the above services, Greenhill received 1) warrants to immediately purchase 450,000 shares of the Company's common stock at an exercise price of $3.07 per share upon the commencement of the Initial Term, and was entitled to receive 2) warrants to immediately purchase 450,000 shares of the Company's common stock at the then fair market value upon the earlier of the commencement of the First Renewal Term or the pricing of a qualified IPO, and 3) warrants to immediately purchase 450,000 shares of the Company's common stock at the then fair market value upon commencement of the Second Renewal Term.

      In connection with the issuance of the Greenhill Initial Term warrants, the Company recorded a pre-paid expense of approximately $0.5 million representing the fair market value of the warrants calculated using the Black-Scholes pricing model and was amortizing this amount over the Initial Term of the agreement.

      In May 2000, Greenhill exercised the Initial Term warrants for a combination of cash and the surrender of a portion of the warrants.

      In January 2000, the Company completed the acquisitions of INDUSTRYINSITE.COM and Ithority Corporation (see Note 2) and, accordingly, the Company expensed any previously unamortized amounts associated with the Initial Term warrants. The unamortized amount expensed in the quarter ended March 31, 2000 was $0.2 million. Additionally, the Company issued to Greenhill the First Renewal Term warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $8.21 per share. In connection with the First Renewal Term warrants the Company recorded a pre-paid expense of approximately $0.8 million calculated using the Black-Scholes pricing model. The Company is amortizing this amount over one year, which is the Company's best estimate of the length of the First Renewal Term. As of September 30, 2000 the accumulated amortization for the First Renewal Term warrant is $0.6 million.

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

      In connection with the KBP agreement, the Company issued 9,120 warrants to KBP during the quarter ended March 31, 2000, and the Company recorded sales and marketing expenses of approximately $0.1 million, representing the fair market value of the warrants calculated using the Black-Scholes pricing model. No further warrants are to be issued under the KBP agreement.

Lucent:

      On February 7, 2000, the Company entered into a strategic relationship with Lucent, whereby Lucent will assist the Company in developing its Workforce Management product for two years in exchange for two warrants to immediately purchase shares of the Company's common stock. The first warrant entitles Lucent to purchase up to 225,000 shares of the

Company's common stock at the exercise price of $3.33 per share for one year from the date of grant. In connection with the granting of the first warrant to Lucent on February 7, 2000, the Company recorded a prepaid expense of approximately $1.3 million, representing the fair market value of the warrant calculated using the Black-Scholes pricing model, which will be amortized over the term of the agreement. The accumulated amortization as of September 30, 2000 was $0.5 million. The second warrant is exercisable for a three-year period commencing on the 240th day after the effective date of the Company's IPO. The exercise price of the second warrant will be equal to the average market price of the Company's common stock during the 10 trading days immediately preceding the date the warrant first becomes exercisable. The number of shares issuable upon the exercise of the second warrant is determined by dividing $2.7 million by the present value of a warrant to purchase one share of the Company's common stock, as determined by the Black-Scholes option pricing model, with the strike price assumed to be the actual exercise price and the volatility rate assumed to be 100%. The Company will record prepaid expense for the second warrant at the time it becomes exercisable which will represent the then fair market value of the warrant calculated using the Black-Scholes pricing model and will be amortized over the remaining life of the original 2-year agreement.

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

Stock Options:

      In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Director Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Director Plan authorize the granting of 7.5 million and 1.13 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of 2.25 million shares to participating employees.

      During the first quarter of 2000, the Company recorded additional deferred compensation of $8,293,000, primarily related to options granted to its new President, Executive Vice President Software & Technology, and in connection with granting options to employees and board members. During the quarter ended September 30, 2000 the

Company did not record any additional deferred compensation.

      The Company expects to amortize unamortized deferred compensation expense of $8,914,000, at September 30, 2000, as follows:

For the three months ending December 31, 2000                         $  905,000
For the year ending December 31, 2001                                 $3,557,000
For the year ending December 31, 2002                                 $3,462,000
For the year ending December 31, 2003                                 $  990,000

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

      The Company's reportable segments are as follows:

      o     FREEAGENT SERVICES:

            FreeAgent Services include the FreeAgent.com website, that offers independent professionals access to project opportunities and services; and the FreeAgent E.office service, a commerce service of Opus360. The FreeAgent E.office service provides independent contractor management services to corporations and back office services for independent professionals. Independent contractors who elect to receive FreeAgent E.office services become the employees of Opus360's wholly owned subsidiary, The Churchill Benefit Corporation d/b/a/ FreeAgent.com ("Churchill"). As employees, they receive payroll, benefits, and IRS W-2 forms from Churchill. Churchill enters into contracts with organizations for projects to be performed by FreeAgent E.office members, processes invoices for such services, and remits the amount due to the FreeAgent E.office member after deducting payroll taxes, the fees charged by Churchill and contributions for the member's health insurance and 401(k) retirement plan, as directed by the member. Individual contractors pay a set up fee and a monthly services fee. Companies may alternatively elect to pay a flat percent of each payroll, which covers fees for services to contractors engaged by them, payroll taxes and margin.

      o     APPLICATION AND PROCUREMENT SERVICES:

            Opus360 has combined what was formerly referred to as OpusXchange.com and OpusRM into one platform called the Opus360 Workforce Platform which is an e-commerce platform addressing the entire spectrum of an organization's requirements for internal and external workforce management and procurement.

            The Opus360 Workforce Platform consists of an enterprise application offering two distinct but tightly integrated modules for workforce management and procurement. The Opus360 Workforce Platform also creates a labor procurement marketplace where buyers and suppliers connect. Buyers and suppliers who deploy the procurement module have an integrated connection to the marketplace that enables them to work with their customers and suppliers. The Workforce Management and Workforce Procurement modules can be deployed as a hosted application or behind an organization's firewall. In a hosted deployment, buyers and suppliers access the application through the Opus360.com website. Once logged in, users are provided functionality appropriate to their role as either a buyer or supplier.

      The Company's accounting policies for these segments are the same as those described in Note 1 - Organization and Summary of Accounting Policies, above.

      The table below presents information about segments used by the chief operating decision-maker of Opus360 for the periods ending September 30, 2000 and September 30, 1999.

                                                        Application and
                                                          Procurement    FreeAgent
                                                            Services      Services      Total
                                                        ---------------  ---------    ---------
Three Months Ended:

September 30, 2000:
      Revenue                                              $   2,837     $    487     $   3,324
      Gross profit                                         $   2,451     $    291     $   2,742
      Net loss before equity-based compensation charges    $  (8,943)    $ (7,099)    $ (16,042)
      Total assets                                         $ 101,615     $  5,014     $ 106,629

September 30, 1999:
      Revenue                                              $      --     $    177     $     177
      Gross profit                                         $      --     $    (12)    $     (12)
      Net loss before equity-based compensation charges    $  (5,971)    $   (166)    $  (6,137)
      Total assets                                         $  42,943     $  2,014     $  44,957

Nine Months Ended:

September 30, 2000:
      Revenue                                              $   5,265     $  1,337     $   6,602
      Gross profit                                         $   3,753     $    983     $   4,736
      Net loss before equity-based compensation charges    $ (25,861)    $(30,016)    $ (55,877)
      Total assets                                         $ 101,615     $  5,014     $ 106,629

September 30, 1999:
      Revenue                                              $      --     $    241     $     241
      Gross profit                                         $      --     $     43     $      43
      Net loss before equity-based compensation charges    $ (11,401)    $   (377)    $ (11,778)
      Total assets                                         $  42,943     $  2,014     $  44,957

      For the periods September 30, 2000 and September 30, 1999, the reconciliation between segment net loss and net loss from operations is as follows:

Three Months Ended:

September 30, 2000
           Segment net operating loss                                  $(16,042)
           Equity-based compensation                                   $ (1,534)
           Enterprise net operating loss                               $(17,576)

September 30, 1999
           Segment net operating loss                                  $ (6,137)
           Equity-based compensation                                   $   (667)
           Enterprise net operating loss                               $ (6,804)

Nine Months Ended:

September 30, 2000
           Segment net operating loss                                  $(55,877)
           Equity-based compensation                                   $ (6,732)
           Enterprise net operating loss                               $(62,609)

September 30, 1999
           Segment net operating loss                                  $(11,778)
           Equity-based compensation                                   $   (717)
           Enterprise net operating loss                               $(12,495)

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "expects", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are our limited operating history and expectation of future losses; the failure of the Internet to become a proven recruitment and project search medium; our need to successfully develop awareness of our brand names; the failure of our products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruption; undetected errors or defects in our services; breaches of our network security or computer viruses; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the potential need for additional financing; the risk that our proprietary rights may not be fully protected; uncertainties regarding the application of federal tax and employee benefit laws to our business which could limit our ability to provide benefits that will attract free agents or serve our clients; the risk that we may be subject to employment-related claims relating to free agents, or the organizations that use their services; legal uncertainties regarding the application of various federal and state laws into our business; as well as the other risk factors affecting the Company detailed from time to time in documents filed by the Company with the Securities Exchange Commission ("SEC"), including but not limited to those discussed under the caption "Risk Factors" in our Form S-1 registration statement declared effective by the SEC on April 6, 2000.

Overview

      We launched our FreeAgent.com website in July 1999. The general release of our Workforce Management product occurred in the second quarter of 2000. We launched the Workforce Procurement product in September 1999. In October 2000 we launched our second-generation version of the integrated Opus360 Workforce Platform. This version of our human capital management software will enable large and mid-size organizations to manage their project-based workforce, procure contingent workers from preferred vendors and manage independent contractors through our FreeAgent.com services. This release of our Opus360 Workforce Platform consists of two distinct but tightly integrated modules for Workforce Management and Workforce Procurement. The Workforce Management module enables professional services organizations to build and optimize project teams, increase overall workforce utilization and improve employee retention rates. The Workforce Procurement Module enables buyers and suppliers of contract labor to automate and streamline hiring processes, reduce procurement costs, and track the performance of contract labor suppliers. The Workforce Platform is an Internet-based software application that can be deployed by our customers or delivered as a hosted solution, which reduces the cost of hardware, maintenance and updates for our customers. By using our Opus360 Workforce Platform businesses and service providers can efficiently source and deploy, increase utilization, and lower the cost of administering their project-based labor. We intend to deploy the Opus360 Workforce Platform at the services division of Lucent Technologies and BEA Systems, professional services firms Sapient Corporation and Cambridge Technology Partners, and managed service providers Computer Task Group (CTG), TRS Staffing and Net-Strike Worldwide.

Results of Operations

      We have a short operating history and have incurred substantial losses since our inception. From the date of our inception in August 1998 through December 31, 1998, we incurred net losses of $1.0 million. For the year ended December 31, 1999, we incurred net losses of $29.4 million. For the nine months ending September 30, 2000 we incurred net losses of $62.6 million and as of September 30, 2000, we had an accumulated deficit of $93.0 million. Our net losses and resulting accumulated deficit are primarily due to the costs we incurred to develop our products and services and to expand our sales and marketing programs.

      We intend to continue to devote resources to advertising and brand-marketing programs designed to promote our Workforce Platform enterprise software and our FreeAgent E.office service. We anticipate that we will incur additional salaries and sales commissions as a result of increased sales personnel and increased sales. Our marketing and branding programs for our enterprise software will result in an expanded marketing program for trade shows and customer advisory board meetings. We believe that these expenses will continue to increase in absolute dollars in future periods. The increase in sales and marketing costs is expected to be offset by a decrease in our product development and general and administrative expenses as we continue to focus on increasing our operating efficiencies while cutting costs. With the release of the second-generation version of our Opus360 Workforce Platform, we anticipate that our product development costs will decrease in future periods. We expect to incur losses from operations for the foreseeable future but these losses are expected to decrease significantly as a percentage of revenue. To the extent these decreases in our operating expenses are not followed by commensurate increases in our revenue, or if we are unable to adjust operating expense levels as anticipated, our operating losses may exceed our expectations for those periods. We cannot be certain that we will ever achieve or sustain profitability.

Three Months Ended September 30, 2000 and 1999

Revenue

      For the quarter ended September 30, 2000 our revenue was $3.3 million of which $2.8 million was derived from Application and Procurement Services ("APS") which consisted of $1.5 million from the sale of software licenses, including an accelerated license fee of $0.5 million in mitigation of a licensee's decision to cease implementation of our product, license fees of $0.7 million for our Private Labeled Sites, and integration services revenue of $0.6 million; and $0.5 million related to our FreeAgent Services consisting of initial sign-up fees and monthly fees paid by our FreeAgent E.office employees as well as sales of advertising sponsorships on the FreeAgent.com website. For the quarter ended September 30, 1999 we had revenue of $0.2 million; all of which related to the FreeAgent.com services.

Cost of Revenue

      Cost of revenue for the quarter ended September 30, 2000, was $0.6 million, an increase of 300% over cost of revenue for the quarter ended September 30, 1999. This increase was as a result of additional salaries and wages paid to employees that provide implementation and integration services to customers who were deploying our enterprise software during the quarter, salaries paid to staff who administer our FreeAgent E.office services, and costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges. As we continue to increase the sale and implementation of our enterprise software solution, we expect that cost of revenue will continue to increase both in absolute dollars and percentage terms in future periods. Cost of revenue for the quarter ended September 30, 1999, was $0.2 million and consisted primarily of salaries paid to staff who administered our FreeAgent E.Office services, costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the quarter ended September 30, 2000 were $6.7 million, excluding $0.1 million reflected as equity based compensation below, an increase of 305% over sales and marketing expenses of $2.2 million for the quarter ended September 30, 1999. This increase was primarily attributable to incremental marketing and advertising expenses for our Opus Workforce Platform enterprise software and the FreeAgent.com website, as well as salaries and benefits paid to an expanded sales and marketing staff. As we focus our resources on advertising and building brand-awareness for our Opus360 Workforce Platform enterprise software and increase our sales efforts to coincide with the launch of our second-generation enterprise platform, our sales and marketing costs will increase, primarily due to salaries and commissions paid to our sales and marketing associates.

      Product Development. Product development expenses for the quarter ended September 30, 2000 was $6.5 million, excluding $0.1 million reflected as equity based compensation below, an increase of 271% over product development expenses of $2.4 million for the quarter ended September 30, 1999. The increase was primarily attributable to intensified development, immediately preceding the release of our flagship product Opus360 Workforce Platform enterprise software. This effort necessitated adding employees, and increasing the fees paid to our third party consultants. To date, all product development expenses relating to the development of our Workforce Platform enterprise software have been expensed in the period incurred. While we believe that continued investment in product development is critical to attaining our strategic objective, we expect our product development expenses will decrease in future periods as our products achieve stability and our processes are refined.

      General and Administrative. General and administrative expenses for the quarter ended September 30, 2000 were $2.6 million, excluding $1.3 reflected as equity based compensation below, an increase of 186% over general and administrative expenses of $1.4 million for the quarter ended September 30, 1999. The increase was primarily attributable to increases in the number of employees and associated general office expenses, rent and utilities, recruiting fees and professional fees. Salaries and benefits increased significantly as we added staff to our executive management team. Our rent and utilities also increased as a result of new leasehold facilities and the addition of additional office locations as a result of our acquisitions. We expect that our general and administrative expenses will decrease in future periods as we consolidate our office facilities and become more efficient in managing these expenditures.

      Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended September 30, 2000 were $4.0 million, consisting primarily of amortization of goodwill of $3.3 million associated with our acquisitions. Depreciation and amortization expense was $0.2 million in the quarter ended September 30, 1999.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the quarter ended September 30, 2000 was $1.5 million and consisted of deferred compensation expense for options to purchase common stock granted to employees having exercise prices below the fair market value of our common stock at the date of grant as well as deferred compensation expense for the Ithority and PeopleMover Escrow shares. Amortization of equity-based compensation was $0.7 million in the quarter ended September 30, 1999. We will continue to amortize our equity-based compensation over the vesting period, which is generally three to four years.

      Other Income. Interest income for the quarter ended September 30, 2000 was $1.0 million and consisted primarily of interest income from the higher level of cash balances. Interest income was $0.2 million in the quarter ended September 30, 1999.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Nine Months Ended September 30, 2000 and 1999

Revenue

      For the nine months ended September 30, 2000 our revenue was $6.6 million of which $5.3 million was derived from APS which consisted of $2.8 million from the sale of software licenses, including an accelerated license fee of $0.5 million in mitigation of a licensee's decision to cease implementation of our product, license fees of $0.7 million for our Private Labeled sites, and integration services revenue of $1.8 million; and $1.3 million related to our FreeAgent Services consisting of initial sign-up fees and monthly fees paid by our FreeAgent E.office employees as well as sales of advertising sponsorships on our FreeAgent.com website. For the nine months ended September 30, 1999 we had revenue of $0.2 million all of which related to FreeAgent.com services.

Cost of Revenue

      Cost of revenue for the nine months ended September 30, 2000, was $1.9 million, an increase of 950% over cost of revenue for the nine months September 30, 1999. This increase was as a result of additional salaries and wages paid to employees that provide implementation and integration services to customers who were deploying our enterprise software, salaries paid to staff who administer our FreeAgent E.Office services, costs associated with operating the FreeAgent.com website, including certain technical personnel and telecommunications charges. Cost of revenue for the nine months ended September 30, 1999, was $0.2 million and consisted primarily of salaries paid to staff and costs of operating the FreeAgent.com website including certain technical personnel and telecommunications charges.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the nine months ended September 30, 2000 were $22.2 million, excluding $0.3 million reflected as equity based compensation below, an increase of 555% over sales and marketing expenses of $4.0 million for the nine months ended September 30, 1999. This increase was primarily attributable to incremental marketing and advertising expenses for our Opus360 Workforce Platform enterprise software, FreeAgent.com website, as well as salaries and benefits paid to an expanded sales and marketing staff.

      Product Development. Product development expenses for the nine months ended September 30, 2000 were $21.7 million, excluding $0.9 million reflected as equity based compensation below, an increase of 434% over product development expenses of $5.0 million for the nine months ended September 30, 1999. The increase was primarily attributable to additional personnel developing our Opus360 Workforce Platform enterprise software and enhancements to our FreeAgent.com services, including salaries and benefits and fees paid to our third party consultants. To date, all product development expenses relating to the development of our Workforce Platform enterprise software have been expensed in the period incurred.

      General and Administrative. General and administrative expenses for the nine months ended September 30, 2000 were $8.2 million, excluding $5.6 reflected as equity based compensation below, an increase of 293% over general and administrative expenses of $2.8 million for the nine months ended September 30, 1999. The increase was primarily attributable to an increased number of employees and associated salaries and benefits, general office expenses, rent and utilities, recruiting fees and professional fees. Salaries and benefits increased as we added to our executive management team. Our rent and utilities also increased as a result of new leasehold facilities and the addition of additional office locations as a result of our acquisitions.

      Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended September 30, 2000 was $10.7, million consisting primarily of amortization of goodwill of $8.8 million associated with our acquisitions. Depreciation and amortization expense was $0.3 million in the nine months ended September 30, 1999.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the nine months ended September 30, 2000 was $6.7 million and consisted of deferred compensation expense for options to purchase common stock granted to employees, directors, and non-employees having exercise prices below the fair market value of our common stock at the date of grant as well as deferred compensation expense for the Ithority and PeopleMover Escrow shares. Amortization of equity-based compensation was $0.7 million in the nine months ended September 30, 1999. We will continue to amortize our equity-based compensation over the vesting period which is generally three to four years.

      Other Income. Interest income for the nine months ended September 30, 2000 was $2.2 million due to higher average cash balances. Interest income was $0.3 million in the nine months ended September 30, 1999.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Liquidity and Capital Resources

      We have funded our operations from inception primarily by the sale of our equity securities, including net proceeds of approximately $128.5 million through September 30, 2000. In April 2000, we completed our initial public offering and concurrent private placement to Dell USA L.P., raising approximately $75.1 million net of offering costs.

      Cash used in operating activities for the nine months ended September 30, 2000 was

$44.7 million, primarily due to our net loss of $62.6 million, adjusted for various non-cash charges including non-cash compensation and depreciation and amortization, and changes in operating assets and liabilities, including changes in our accounts receivable, accounts payable and accrued expenses. Cash used in operating activities for the nine months ended September 30, 1999 totaled $7.2 million. We expect to decrease our working capital needs quarter to quarter through more targeted marketing and advertising, better workforce management and a reduction in general and administrative expenses.

      Cash provided by investment activities for the nine months ended September 30, 2000 totaled $17.3 million. We used $7.2 million during the nine months ended September 30, 2000 to acquire property and equipment. Cash used in connection with acquisition of subsidiaries' assets and other assets were $2.6 million. Cash from the liquidation of short-term investments was $27.1 million. Cash used in investing activities for the nine months ended September 30, 1999 was $38.0 million. We used $37.2 to acquire short-term investments, $0.9 million to acquire property and equipment, and our acquisition of a subsidiary provided cash of $0.1 million.

      Net cash provided by financing activities for the nine months ended September 30, 2000 was $78.9 million. The majority of this amount was from the net proceeds of $75.1 million from our April 7, 2000 initial public offering and concurrent private placement. The remaining $3.8 million was realized from exercises of issued and outstanding options, warrants and loan repayments. Cash flow provided by financing activities for the nine months ended September 30, 1999 was $42.9 million of which $38.5 resulted from the issuance of Series B Convertible Preferred Stock and $4.4 million resulted from the issuance of Series A Convertible Preferred Stock.

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

      As a result of our issuing options to FREEAGENT E.OFFICE employees under circumstances that may have violated the registration requirements of the Securites Act, we intend to make a rescission offer to these employees, and we may have a contingent liability of up to $0.2 million.

Year 2000 Compliance

      To date, we have not experienced any material Year 2000 problems and we have not incurred any costs to evaluate, test and remediate, if necessary, our internal computer software and operating systems(collectively, our "Internal Programs and Systems") for Year 2000 compliance problems. These costs if incurred in the future will be funded with cash from our financing activities and operations and will be expensed or capitalized, depending on the nature of the expenditure. We are not aware of any Year 2000 related problems associated with our Internal Programs and Systems or software services provided to customers, and are not aware of any Year 2000 related problems associated with the system or software of our business partners. Although the Company has not experienced any material Year 2000 compliance problems, there can be no assurance, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operation or cash flow.

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

      On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company has determined that the adoption of FIN 44 does not have a material effect on the Company's operating results.

Qualitative and Quantitive Disclosure About Market Risk

      At September 30, 2000, the majority of our cash balances were held primarily in the form of short term, investment grade corporate and government securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material interest or market rate risks.

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

      The discussion contained under the headings - Commitments and Contingencies - Contingencies - Legal Proceedings in Note 5 contained in Part I
- FINANCIAL INFORMATION, Item 1, Financial Statements is incorporated here by reference.

Item 2. Change in Securities and Use of Proceeds.

      None.

Item 3 Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5 Other Information.

      None.

Item 6 Exhibits and Reports on Form 8-K.

a. Exhibits

      10.1 Employment Agreement dated September 7, 2000 between the Registrant and Peter Schwartz

      27    Financial Data Schedule

b. Reports on Form 8-K

      None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  November __, 2000                 Opus 360 Corporation
                                        --------------------

                                            (Registrant)


                                        /s/ Peter Schwartz
                                        ------------------
                                   Executive Vice President and
                                      Chief Financial Officer
                                            (Signature)