Form 10-K
period 2000-12-31
OPUS360 CORP
filed 2001-03-20
CIK 1099674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-29793
                 ----------------------------------------------

                               Opus360 Corporation
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      13-4023714
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

    39 West 13th Street, 3rd Floor
         New York, NY                                       10011
 (Address of principal executive                         (Zip Code)
             offices)

                                 (212) 687-1086
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          Common Stock, $0.01 par value
                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of February 28, 2001, there were 50,741,504 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the NASDAQ National Market on February 28,
2001) was approximately $0.34.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.

                               OPUS360 CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        -------

Part I

Item 1.             Business Overview                                         3
Item 2.             Properties                                               18
Item 3.             Legal Proceedings                                        18
Item 4.             Submission of Matters to a Vote of Security Holders      18

Part II

Item 5.             Market for Registrant's Common Equity And Related
                     Stockholders Matter                                     18
Item 6.             Selected Consolidated Financial Data                     20
Item 7.             Management's Discussion and Analysis of Financial
                     Condition and Results                                   22
Item 8.             Financial Statements and Supplementary Data              29
Item 9.             Changes In and Disagreements with Accountants on
                     Accounting and Financial Disclosure                     57

Part III

Item 10.            Directors and Executive Officers of the Registrant       57
Item 11.            Executive Compensation                                   57
Item 12.            Security Ownership of Certain Beneficial Owners
                     and Management                                          57
Item 13.            Certain Relationships and Related Transactions           57

Part IV

Item 14.            Exhibits, Financial Statement Schedules, and Reports
                     of Form 8-K                                             57
Signatures                                                                   58
Exhibit Index                                                                60

                                     PART 1

ITEM 1.           BUSINESS OVERVIEW

         Opus360 Corporation (the "Company" or "Opus360") provides eBusiness software and services that enable companies to manage and acquire skilled professionals strategically. Opus360 sells its products and services to leading corporations, professional services and staffing firms. Opus360's software empowers businesses to get more work done with the people they have and reduce the cost of acquiring additional professionals.

         In today's information economy, skilled talent is both the primary source of business value and the greatest cost of doing business. Businesses are working to improve their acquisition and utilization of the people they already have and find ways to reduce turnover. Companies are hiring more professionals through outside agencies, but need better information to manage their vendors and reduce the cost of acquiring talent this way. Businesses are also turning to independent professionals to win the War for Talent.

         Opus360 enables businesses to take a 360-degree approach to getting work done. It offers solutions for better utilizing a company's workforce and reducing the cost of acquiring all types of skilled professionals whether they are full-time employees, contingent workers or independent professionals.

     WORKFORCE360-TM- is a family of eBusiness software and services from Opus360 that helps companies better utilize their workforce of skilled professionals and reduce the cost of acquiring additional talent. It includes:

     - OPUS360 WORKFORCE MANAGEMENT-TM- - resource management software that helps companies better utilize their workforce and reduce turnover.

     - OPUS360 WORKFORCE PROCUREMENT-TM- - vendor management software that reduces the time, cost, and risk of hiring skilled professionals through outside agencies.

     - FREEAGENT.COM - a web-based talent exchange where businesses can find independent professionals.

     - E.OFFICE - a management service that reduces the cost, complexity and risk of using independent professionals.

     WORKFORCE360 software and services can be used individually or as an end-to-end integrated solution for managing and acquiring skilled professionals. This enables businesses to solve their most pressing human capital management challenges immediately and expand into other solutions later.

OPUS360 PRODUCTS AND SERVICES

         Opus360 Workforce Management-TM- is a resource management software that helps companies better utilize their workforce and reduce turnover. It enables businesses to track the work that needs to be done today and in the future. It also tracks the skills and preferences of people who are available to do the work. The software makes it easy to assign the right people to the right work. The ability to consider worker preferences when making assignments increases job satisfaction and reduces turnover.

         The software's workforce planning features enable businesses to make sure they have the right workforce for future work, or to choose work that suits the skills available in their workforce. The software offers many features that help businesses keep their people fully utilized. Where there are gaps between the work that needs to be done and the people who are available, the software makes it easy to hire additional help from outside agencies through seamless integration with Opus360 Workforce Procurement.

         Opus360 Workforce Procurement-TM- is vendor management software that reduces the time, cost, and risk of hiring skilled professionals through outside agencies. Managed services providers also use the software as a technology platform for delivering managed services to their customers. Opus360 Workforce Procurement automates requisition workflows between buyer and supplier, and captures vendor performance metrics at each step called TCQ(2) (Time, Cost, Quantity, Quality). Once workers are hired, they can be managed through Opus360 Workforce Management.

         FreeAgent.com is a web-based talent exchange where businesses can find independent professionals and independent professionals can find work. Businesses can post project requirements and get responses from the over 180,000 independent professionals registered on the site. Businesses can also search directly for independent professionals with specific skills. Free agents can create personalized electronic resumes called e.portfolios that describe their skills. They can also search for work from among the many projects posted on the site.

         E.office is a management service that enables companies to expand their available skilled labor pool by reducing the cost, complexity and risk of using independent professionals. E.office reduces tax and regulatory risk to businesses by turning 1099 independents into W-2 employees of e.office. Replacing contracts and invoices for each independent professional with a single contract and monthly invoice for all the company's independents significantly decreases the cost to both the company and their contractors. E.office offers independent professionals benefits, services, and tax advantages, which are portable. These benefits include free life, disability and liability insurance; and optional health insurance plans, dental insurance and a 401(k) retirement plan. Invoicing, collections, tax payments, and HR administrative support services make independents more productive. E.office also enables independent professionals to retain the tax advantages of being independent by deducting business expenses from gross income.

STRATEGIC RELATIONSHIPS

         Opus360 uses Product Alliance Partners, Certified Consulting Alliance Partners and Channel / Hosting Partners to strengthen its product, implementation, and channel offerings.

         Product Alliance Partners include the premier names in the technology industry, providing applications and contents that are integrated with Opus360's solutions to offer unparalleled value and performance.

     - Actuate Corporation - Opus360 has integrated the Actuate Report Server with Workforce360-TM-.

     - BEA Systems - Opus360 has built Workforce360 on BEA Systems' WebLogic Application Server.

     - Oracle Corporation - Opus360 has built Workforce360 on Oracle's Database Server.

     - People Sciences, Inc. - Opus360 has integrated People Sciences' skills models, databases, and associated services into Workforce360.

     - webMethods, Inc. - Opus360 uses webMethods to bring new B2B integrations to market rapidly.

     - CollabNet Inc. - Opus360's FreeAgent.com is linked with CollabNet's sourceXchange, the premier marketplace for financing and managing open source software development over the Internet.

         Certified Consulting Alliance Partners are world-class industry leaders that apply the necessary engagement resources and industry best practices to ensure that Opus360's clients successfully implement, integrate, deploy and use Opus360's solutions.

     -    CompuCom

     -    CTG (Computer Task Group)

     -    PricewaterhouseCoopers

         Channel and Hosting Alliance Partners work with Opus360 to help our clients quickly and efficiently access Opus360's solutions and services. Those partners that have also been selected as authorized application service providers (ASPs) will help clients to minimize their up-front IT investment by deploying, hosting, managing and enhancing Opus360's software applications at a centrally managed facility, guaranteeing application availability, security, and performance.

     - Great Plains - Opus360 can leverage Great Plains' marketing and communication programs to sell Opus360 solutions that are integrated with Great Plains solutions to and through their sales channels.

     - Hire.com - Opus360 has entered into a co-marketing alliance with Hire.Com to make available Hire.com's "e-Recruiter" service to users of Workforce360.

     Other strategic partners include members of Opus360 Customer Advisory Board, which was established to allow customers to help steer the strategic direction of Workforce360, and help market and promote Opus360 products. Members of the Opus360 Customer Advisory Board include:

     -    Lucent Corporation

     -    Sapient Corporation

CLIENTS

         Opus360 Workforce Management clients include CompuCom, Computer Sciences Corporation, CyberSafe, Enherent, Lucent Technologies (Worldwide Services) and NetVendor.

         Clients who have licensed Opus360 Workforce Procurement include CTG, Global Managed Services and TRS Staffing.

         Many corporations, professional services firms, staffing firms and independent professionals access the over 180,000 independent professionals registered on FreeAgent.com.

         Clients using Opus360's e.office service include Apple Solution Experts, a division of a Big 5 consulting firm, and many individual independent professionals.

TECHNOLOGY

         Opus360 software has been designed from the ground up to excel in today's networked economy. Its state-of-the-art 100% pure Internet architecture, offers superior scalability, reliability and performance in comparison with other point solution web-enabled client/server or Java application-based architectures.

Some of the primary highlights and benefits of this advanced architecture include:

     - 100% pure Internet architecture with no applets or plug-ins on the client or browser

     - Standards-Based - Opus360 software is designed using open industry standards including:

         - Enterprise Java Beans (EJB) is the most efficient way to package enterprise level application functionality and processing. The use of EJB with our tight compliance to Java 2 Enterprise Edition
              (J2EE) standards enables Opus360 to deliver functionality in a shorter time-span than competing vendors using less advanced technologies.

         - XML is a highly versatile language enabling document information to be structured according to content.

         - Resource Definition Framework (RDF) enables the system to track and locate XML data for efficient delivery of content to an Internet browser.

     - Scalable Performance - The software features an N-tier architecture and dynamic load balancing to ensure business-critical reliability to clients.

     - Open Integration Platform - The software easily integrates with enterprise and Internet applications by transmitting relevant information to other systems via XML documents.

     - Portable Architecture - Opus360 does not use any proprietary features within the web/application server making it portable to multiple platforms.

     - Ease of Deployment - The platform has been designed to excel in a networked environment and is ideal for a hosted deployment model.

         The native information architecture of Opus360 software is document-centric meaning that each request made by a user, and each response returned by the system is in the form of an XML document. XML is a highly versatile standard that enables information to be structured according to content. As XML documents are being transmitted throughout the system and changing dynamically, tracking the location of the data in the system is critical. This is easily accomplished using Resource Description Framework
(RDF), a data-modeling language that abstracts data from Oracle and describes it in an XML format. The use of XML and RDF significantly reduces the complexity of creating intuitive applications that enable users to access information quickly and easily.

         With XML, the structure and content of a document is kept separate from the presentation. This means that the same XML source document can be created and displayed in a variety of ways -- on a computer monitor or within wireless devices such as a cellular phones and Personal Digital Assistants (PDA's). Opus360 has created an XML Bus that includes all the information to be exchanged with other applications enabling users of the software to access data sources virtually anywhere on the Internet. This unique system architecture is what enables Opus360 applications to exist anywhere on a network yet still connect to form seamless, private, semi-private, and public information networks and exchanges. These capabilities offer Opus360 clients a significant strategic advantage in deploying and integrating applications within today's network and exchange-based environments.

         Built in four functional tiers (3 logical tiers), Opus360 software enables mission critical deployment in high volume, hosted environments. For example, the central tier, the Application Framework, utilizes an information bank consisting of the relational database (Oracle) as well as object storage for foreign document formats. Being fully J2EE compliant, the Application Framework is designed to live in an application server environment, can be horizontally scaled to N-degrees, and can feed any number of web servers communicating content to web browsers anywhere on the Internet. The platform employs Enterprise Java Beans (EJB) to process application business rules and logic, has been optimized for high volume XML traffic and is fully scalable within large hosted environments.

         Considerable emphasis has been placed on developing an open integration platform to ensure Opus360 solutions will easily co-exist with other enterprise applications such as Enterprise Resource Planning (ERP) systems as well as Internet resources (job boards, exchanges, news sources, etc.).

SALES AND MARKETING

         We sell our Workforce360 software and services primarily through a direct sales organization. The direct sales force is organized into technical pre-sales and sales professionals. Many of Opus360's customers are also channel partners who resell Opus360 solutions to their customers. Opus360 is expanding its sales operations. As of December 31, 2000, Opus360 had approximately 33 sales and marketing personnel. Opus360 markets its software and services using an integrated marketing approach that incorporates online marketing, advertising, public relations, events, and direct response efforts. We focus our efforts on educating our target markets and compiling and analyzing client and industry feedback. We have formalized this with a Customer Advisory Board, which uses feedback from strategic clients to design, develop and test enhancements to new versions of our products and services.

CUSTOMER SERVICE, TRAINING AND SUPPORT

         These services enable Opus360 clients to start using Opus360 software quickly and efficiently. Offered services include business process analysis, configuration, data conversion, customization, integration, deployment, training and hosting. Business process analysis maps client business processes to Opus360 software processes. Configuration services prepare Opus360 software to meet client needs. Data conversion services transfer legacy data into Opus360 software. Customization services enable clients to add unique features to Opus360 software. Integration services enable external software to work with Opus360 software. Deployment services roll out Opus360 solutions for clients. Training services teach system administrators and end-users to use Opus360 software. Hosting services enable clients to use Opus360 software without installing it on their own systems. As of December 31, 2000, Opus360 had approximately 53 services and customer support personnel.

RESEARCH & DEVELOPMENT

         We have incurred research and development expenses in excess of $38 million since our inception. Our New York and Los Angeles research locations have coordinated efforts to produce our integrated suite of products and services. As of December 31, 2000, Opus360 had approximately 54 research and development personnel.

RECENT ACQUISITIONS

         On January 10, 2000, we acquired from Brainstorm Interactive, Inc. ("Brainstorm") all of the related assets and liabilities of Industryinsite.com, a website operated by Brainstorm, for an aggregate purchase price of $1.0 million. On January 20, 2000, we acquired Ithority Corporation an operator of a marketplace for intellectual capital that allows buyers and sellers to conduct business through a web-based electronic medium. On February 24, 2000, we acquired PeopleMover, Inc. ("PeopleMover"), a provider of internet-centric software solutions for managing people. PeopleMover's internet-based solutions, PeopleMover/Staffing ("PSA") and PeopleMover/Service Automation enables organizations to assign people to jobs based on skills and enables organizations to complete projects efficiently and at the lowest possible cost. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note 3 of "Notes to Consolidated Financial Statements" for more detailed information.

EMPLOYEES

         As of December 31, 2000, we had a total of 172 corporate employees, excluding our FreeAgent e.office employees who have purchased our FREEAGENT and E.OFFICE services. Of the 172 employees, 54 were in research and development, 33 were in sales, marketing and business development, 53 were in professional services and customer support, and 32 were in administration and finance. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

OUR BUSINESS IS DIFFICULT TO EVALUATE DUE TO OUR LIMITED OPERATING HISTORY.

         We were founded in August 1998. Until May 27, 1999, we focused on development of our strategy and services and the establishment of distribution, co-branding and other similar arrangements for our services. On May 27, 1999, we acquired Churchill and commenced formal operations of our FreeAgent.com web site. In addition, a significant portion of 2000 was devoted to development of our enterprise software, the Workforce360 product line. Given the changing climate in the Internet marketplace, we also took decisions in 2000 to significantly reduce the advertising commitment to the FreeAgent.com web site. As a result, it is difficult to anticipate what revenue may be generated from the FreeAgent.com segment of our business over the long term.

         Our limited operating history will make it difficult to forecast our future operating results because, among other things, we have only recently begun sales of the Workforce360 products. You should evaluate our chances of financial and operational success in light of the risks, uncertainties, expenses, delays and difficulties associated with operating a new business. Our principal risks are that:

          - we may not be able to increase usage of our services and derive revenue from these services;

          -    our marketing and sales efforts may not be successful;

          - we may not be able to effectively respond to competitive developments;

          - we may not be able to integrate the business, products, services and technology of our recent acquisitions and possible future acquisitions; and

          -    we may not be able to manage our anticipated growth.

         The uncertainty of our future performance and the uncertainties of our operating in a new and expanding market increase the risk that the value of your investment in our common stock will decline.

DUE TO THE LOW TRADING PRICE OF OUR COMMON STOCK OVER RECENT PERIODS, OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

         On January 5, 2001, we received notice from NASDAQ that our Common Stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required by NASDAQ's Marketplace Rule 4450(a)(5). As a result, we have 90 calendar days, or until April 4, 2001, to regain compliance with this requirement. If we are unable to demonstrate compliance with this requirement on or before April 4, 2001, NASDAQ will provide us with notice that our Common Stock will be delisted. At that time, we may appeal such notice to a NASDAQ Listing Qualifications Panel.

         If a delisting were to occur, our common stock would trade on the over the counter Bulletin Board, or in the pink sheets maintained by the National Quotation Bureau, Inc. Such markets are generally considered to be less efficient markets.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE LOSSES WILL CONTINUE.

         As of December 31, 2000, we had an accumulated deficit of $106.4 million. We have not achieved profitability and expect to continue to incur net losses in 2001. We expect to continue to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future. Our history of net losses and negative cash flow from operations as well as projected additional losses raises substantial doubt about our ability to continue as a going concern.

         We recently announced that we expect to become EBITDA-positive beginning in the fourth quarter of 2001, but we cannot guarantee that this will happen. EBITDA is a measure of earnings before interest, taxes, depreciation or amortization are taken into account. If we are unable to achieve EBITDA-positive results in the fourth quarter of 2001, the price of our common stock may decrease.

OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS, WHICH MAY CAUSE OUR STOCK PRICE TO FLUCTUATE OR TO DECLINE.

         Opus360 quarterly revenues may vary depending on a number of factors including:

          -    Demand for our products and services

          -    Actions taken by our competitors

          -    Technological changes in the market

          - Our ability to develop, introduce and install existing or new and enhanced products

          - Client order deferrals in anticipation of product enhancements or new products

         Our operating results in any quarter will be harmed if our revenues for that quarter fall below our expectations, and we are not able to quickly reduce our operating expenses in response. Our operating expenses, which include sales and marketing, service and product development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed over a 30 to 45 day period. As a result, our ability to rapidly adjust these expenses is limited, which may increase the fluctuations in our quarterly operating results. In addition, we do not have a sufficiently long operating history to be able to determine whether seasonal factors affect our sales cycle. Therefore, seasonal fluctuations may also affect our operating results quarter over quarter. Such fluctuations could have an adverse impact on our stock price.

OUR BUSINESS MODEL IS UNPROVEN, AND WE MAY NOT BECOME PROFITABLE IF WE ARE UNABLE TO ADAPT IT TO CHANGES IN OUR MARKET.

         If we are unable to anticipate changes in the market for labor procurement and management services, or if our business model is not successful, we may not be able to expand our business or successfully compete with other companies. Our current business model depends upon the Internet to enable us to build and deliver comprehensive labor procurement and management services. However, the market for these kinds of Internet-based services is at an early stage of development and we may be unable to implement our business plan fully or obtain broad acceptance of our products and services either by organizations or by free agents. Our revenue model and profit potential are also unproven. We may be required to further adapt our business model in response to additional changes in the market for these services, or if our current business model is not successful.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FINANCING, WE MAY NOT BE ABLE TO CONTINUE OR EXPAND OUR OPERATIONS.

         Since our inception, our operating activities have used more cash than they have generated. Although we expect to become EBITDA-positive in the fourth quarter of 2001, fluctuations in our revenue and expenses may require us in the future to raise additional funds. Such funds may be required in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced products or services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. We cannot be certain that additional financing will be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms or not available at all, we may be unable to successfully promote our products and services, fund our expansion, develop or enhance our products or services, respond to competitive pressures or take advantage of acquisition opportunities.

YOU WILL EXPERIENCE DILUTION IF WE RAISE ADDITIONAL FUNDS THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR CONVERTIBLE DEBT SECURITIES.

         If we raise additional funds through the issuance of equity securities or convertible debt securities, you will experience dilution of your percentage ownership of our company. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are preferential to the holders of our common stock and may limit our ability to pay dividends on our common stock.

WE HAVE A CONTINGENT LIABILITY OF UP TO $0.1 MILLION, PLUS INTEREST, AS A RESULT OF OUR ISSUING OPTIONS TO FREEAGENT E.OFFICE EMPLOYEES UNDER CIRCUMSTANCES THAT MAY HAVE VIOLATED THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT, AND WE INTEND TO MAKE A RESCISSION OFFER TO THESE EMPLOYEES AS A RESULT OF THIS VIOLATION.

         Prior to our initial public offering, we granted options to purchase approximately 178,500 shares of our common stock to our FREEAGENT E.OFFICE employees. Because of the monthly fees paid by our FREEAGENT E.OFFICE employees, the grant of these options and the issuance of any shares of our common stock upon exercise of these options may not qualify as a grant or issuance under a written compensatory benefit plan. As a result, the grant of these options and the issuance of shares of our common stock upon exercise of these options may not comply with the requirements of Rule 701 under the Securities Act, or any other available exemptions from the registration requirements of the Securities Act, and may not have qualified for any exemption from qualification under applicable state securities laws.

OUR REVENUES WILL NOT GROW IF THE INTERNET DOES NOT BECOME A PROVEN PROCUREMENT AND PROJECT SEARCH MEDIUM.

         If we are unable to compete with traditional methods for procuring free agent talent and searching for and securing project assignments, our revenues will not increase. The future of our business is dependent on the acceptance of the Internet by professionals and buyers requiring individuals with specific professional skills as an effective means to procure labor and to search for and transact project-based work assignments. Currently, only a small percentage of U.S. businesses, less than one-half of one percent, engage in any recruiting activities online. The online recruitment and project-based work search market is new and is rapidly evolving, and we do not yet know how effective online recruiting and project searching will be compared to traditional recruitment and project search methods. The adoption of online recruiting and project searching, particularly among organizations and professionals who have historically relied upon traditional recruiting and project searching methods, requires the acceptance of a new way of conducting business, exchanging information, advertising and searching for project-based work. Many potential buyers requiring individuals with specific professional skills have little or no experience using the Internet for recruiting, and only a limited number of professionals who are currently searching for project assignments have experience using the Internet in connection with their searches. As a result, we may not be able to effectively compete with traditional recruiting and project-based work search methods.

WE WILL NOT BE ABLE TO EXPAND OUR BUSINESS IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW.

         If use of the Internet does not continue to grow, we may not be able to meet our business objectives or expand our operations. Use of the Internet may be inhibited by any of the following factors:

          - the Internet infrastructure may be unable to support the demands placed on it, or its performance and reliability may decline as usage grows;

          - websites may be unable to provide adequate security and authentication of confidential information contained in transmissions over the Internet; or

          - the Internet industry may be unable to adequately respond to privacy concerns of potential users.

OUR REVENUES WILL NOT INCREASE IF WE DO NOT SUCCESSFULLY DEVELOP AWARENESS OF OUR BRAND NAMES.

         If we fail to successfully promote and maintain our Workforce360 or FreeAgent.com brand names, fail to generate a corresponding increase in revenues as a result of our branding efforts, or encounter legal obstacles in connection with our continued use of our brand names, our revenues will not increase and our prospects for growth will be diminished. We believe that continuing to build awareness of each of our brand names is critical to achieving widespread acceptance of our services. We believe that brand recognition will become a key differentiating factor among providers of project-based professional procurement and management services as competition in the market for these services increases. We will be unable to maintain and build brand awareness if we do not succeed in our marketing efforts, provide high quality services and increase the number of professionals and buyers requiring individuals with specific professional skills to fulfill project needs.

OUR WORKFORCE360 SOFTWARE AND SERVICES MAY NOT BE ACCEPTED BY CUSTOMERS.

         Before making any commitment to use our Workforce360 software and services, potential users will likely consider a wide range of issues, including service benefits, integration with legacy systems, potential capacity, functionality and reliability. Prospective users will generally need to change established professional management and procurement practices and operate their businesses in new ways. Because our WORKFORCE360 service represents a new, Internet-based approach for most organizations to manage and allocate their professional resources, those persons responsible for the use or approval of our WORKFORCE360 service within these organizations will be addressing these issues for the first time. If our WORKFORCE360 service is not attractive to potential customers, our revenues from this service will not increase. In addition, if systems integrators fail to adopt and support WORKFORCE360 as a resource management tool, our ability to reach our target customers in this market may be diminished.

OUR SALES CYCLES FOR WORKFORCE360 WILL BE LENGTHY, WHICH COULD DELAY THE GROWTH OF OUR REVENUES AND INCREASE OUR EXPENDITURES.

         Our Workforce360 software and services are new and commercially untried services that have only recently been released commercially. We may face significant delays in their acceptance. We will not be able to recognize any revenues during the period in which a potential customer evaluates whether or not to use them, and we expect that this period will be substantial, ranging between six and 12 months. The decision of a customer to use any of our services may be expensive, time consuming and complex and may require an organization to make a significant commitment of resources. As a result, we will have to expend valuable time and resources to educate interested persons at all levels in these organizations on their use and benefits. Our expenditure of substantial time and resources to persuade customers to use our services or an unexpectedly long sales and implementation cycle for them will have a negative impact on the timing of our revenues. Since we are in the early stages of selling the Workforce360 software and services, we cannot predict how long the average sales and implementation cycle will be, and we may be unable to adapt our business to shorten the average sales cycle.

IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL, WE WILL NOT BE ABLE TO GROW AND TO COMPETE EFFECTIVELY.

         Our future success will depend to a significant extent on our ability to attract and retain senior management, experienced sales and marketing personnel, software developers, qualified engineers and other highly skilled personnel. Competition for these highly skilled employees is intense, particularly in the Internet industry. We may experience difficulty from time to time in hiring the personnel necessary to support the growth of our business.

IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW OR ENHANCED SERVICES, PRODUCTS OR FEATURES, OUR SALES MAY DECLINE.

         We may not be able to increase our sales if we are unable to develop and introduce new or enhanced services or products, or if these services or products do not achieve market acceptance. In addition, in order to remain competitive, we believe that we must continually improve on a timely basis the responsiveness, functionality and features of our existing services and products. However, we may not succeed in developing or introducing features, functions, services or products that buyers requiring individuals with specific professional skills or free agents find attractive. We expect to introduce enhanced services, products and features in order to respond to:

               - rapidly changing technology in online professional procurement and management;

               - evolving industry standards, including both formal and de facto standards, relating to online labor procurement and management;

               -    developments and changes relating to the Internet;

               - competing services and products that offer increased functionality; and

               - changes in the requirements of buyers requiring individuals with specific professional skills and free agents.

         If any new or enhanced service, product or feature that we introduce is not favorably received, the public's perception and the reputation of our brands could suffer irreparable damage.

IF WE CANNOT COMPETE SUCCESSFULLY, OUR REVENUES WILL DECREASE, AND WE MAY NEVER BECOME PROFITABLE.

         Due to competition, we may experience reduced use of our services and lower margins on our services and products.

         The market for labor procurement and management services is intensely competitive and highly fragmented. Our services compete with a combination of online and offline companies that provide competing services, including traditional companies providing benefits and services to independent professionals, traditional and online recruiting and job-posting services, and developers of enterprise resource planning services. Some of our competitors may offer their services at no cost or at prices that are less than the ones that we currently offer or intend to offer.

         Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and larger customer bases than we do. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships to expand their businesses or to offer more comprehensive services. We believe that the companies in our target market compete primarily on the basis of the number of features their services provide to end users, and the extent of their relationships with both organizations that procure project-based professionals and individuals who are available for projects. We believe that we compete effectively by offering services that addresses the procurement and management of project-based professionals. However, the rapid pace at which the market is evolving, both in terms of technological innovation, increased functionality and service offerings, will require us to continually improve our infrastructure and our services, as well as the range of services we offer. We may not be able to respond adequately to these competitive challenges.

IF WE FAIL TO MANAGE OUR GROWTH, OUR REVENUES MAY NOT INCREASE, AND WE MAY INCUR ADDITIONAL LOSSES.

         Since we have only been in business a short time, our expansion has placed, and will continue to place, significant strains on our infrastructure, management, internal controls and financial systems. Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate the growth of our business, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to improve our financial and management controls, reporting systems and operating systems. We may encounter difficulties in developing and implementing these new systems. Our management has limited experience managing a business of our size or experience managing a public company. If we are unable to manage our growth effectively and maintain the quality of our products and services, our business may suffer.

ANY ACQUISITIONS OF TECHNOLOGIES, PRODUCTS OR BUSINESSES THAT WE MAKE MAY NOT BE SUCCESSFUL, MAY CAUSE US TO INCUR SUBSTANTIAL ADDITIONAL COSTS, AND MAY REQUIRE US TO INCUR INDEBTEDNESS OR TO ISSUE DEBT OR EQUITY SECURITIES ON TERMS THAT MAY NOT BE ATTRACTIVE.

         As part of our business strategy, we have in the recent past acquired or invested in technologies, products or businesses that were expected to be complementary to our business and may do so in the future. The process of integrating any future acquisitions could involve substantial risks for us, including:

               -    unforeseen operating difficulties and expenditures;

               - difficulties in assimilation of acquired personnel, operations, technologies and products;

               - the need to manage a significantly larger and more geographically-dispersed business;

               - amortization of large amounts of goodwill and other intangible assets, such as the approximately $33.2 million of goodwill and other intangible assets relating to our acquisition of PeopleMover which will be amortized over the three year period commencing with such acquisition;

               - the diversion of management's attention away from ongoing development of our business or other business concerns;

               - the risks of loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and

               - the use of substantial amount of our available cash, including in the case of any future acquisitions, the proceeds of this offering, to consummate the acquisition.

         We may never achieve the benefits that we expect from the acquisitions of PeopleMover, Ithority and INDUSTRYINSITE.COM or that we might anticipate from any future acquisition. If we make future acquisitions, we may issue shares of our capital stock, that dilute other stockholders, incur debt, assume significant liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might reduce our reported earnings and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that materially dilute existing shareholders, restrict our business or impose on us costs that would reduce our net income or increase our net losses.

IF WE EXPAND OUR OPERATIONS INTO INTERNATIONAL MARKETS, WE WILL FACE NEW CHALLENGES THAT WE HAVE NOT PREVIOUSLY FACED.

         As part of our expansion, we may begin to conduct a portion of our operations outside the United States. We currently have minimal experience operating in foreign markets. If we expand our operations into foreign markets, we will face new challenges that we have not previously faced while conducting our operations in the United States. Countries in which we are currently considering conducting operations include Canada, Japan and the United Kingdom. These challenges include:

               - currency exchange rate fluctuations, particularly if we sell our products and services in foreign currencies;

               -    trade barriers including tariffs and export controls;

               - difficulties in collecting accounts receivable in foreign countries;

               - the burdens of complying with a wide variety of foreign laws, particularly complex labor and privacy regulations;

               - reduced protection for intellectual property rights in some countries, particularly in Asia; and

               - the need to tailor our products and services for foreign markets.

         In addition, if we conduct any of our foreign operations through joint ventures with third parties, we may have limited ability to control the operation of these entities.

WE MAY EXPERIENCE REDUCED VISITOR TRAFFIC, REDUCED REVENUE AND HARM TO OUR REPUTATION IF ANY SYSTEM FAILURES RESULT IN UNEXPECTED NETWORK INTERRUPTIONS.

         Any system failure that we may experience, including network, software or hardware failures, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced use of our services and damage to our reputation and brands. Our servers and software must be able to accommodate a high volume of traffic by organizations and free agents to Opus360 software and services. There can be no assurance, however, that our systems will be able to accommodate our growth. We rely on third-party Internet service providers to provide our clients with access to our services. We have experienced on two occasions service interruptions as a result of systems failures by these Internet service providers, which have lasted between four to eight hours. We believe that these interruptions will occur from time to time in the future. In addition, from time to time the speed of our system has been reduced as a result of increased traffic through our Internet service provider. We may not be able to expand and adapt our network infrastructure at a pace that will be commensurate with the additional traffic increases that we anticipate will occur. We do not currently maintain business interruption insurance and our other insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service.

OUR SERVICES MAY CONTAIN DEFECTS OR ERRORS THAT COULD DAMAGE OUR REPUTATION.

         The services that we have developed and that we currently plan to introduce are complex and must meet the stringent technical requirements of our customers. We must develop our services quickly to keep pace with the rapidly changing industry in which we operate. However, the services we provide may contain undetected errors or defects, especially when first introduced or when new versions are released. In addition, our services may not properly operate when integrated with the systems of our customers.

         While we continually test our services for errors and work with customers through our customer support services to identify and correct bugs, errors in our services may be found in the future. Testing for errors is complicated in part because it is difficult to simulate or anticipate the computing environments in which our customers use our services. Our services may not be free from errors or defects even after they have been tested, which could result in the rejection of our services and damage to our reputation, as well as lost revenue, diverted development resources, and increased support costs.

BREACHES OF OUR NETWORK SECURITY COULD INCREASE OUR COSTS AND DAMAGE OUR REPUTATION.

         Our FREEAGENT.COM and e.office services, contains data for many of the free agents in our FREEAGENT.COM community. In addition, our hosted Opus360 Workforce Management and Procurement Services contain resource and project information for our clients. As a result, we may become liable to any of those free agents or organizations that experience losses due to any security failures in our services. Unauthorized persons that penetrate our network security could misappropriate proprietary information or cause interruptions in our services. Misappropriation of proprietary information or interruptions of our services could result in reduced traffic to our websites and reduce demand for our services. As a result, we may be required to expend capital and resources to protect against or to alleviate security breaches, which could reduce our profitability.

COMPUTER VIRUSES COULD DISRUPT OUR SYSTEMS, WHICH COULD REDUCE DEMAND FOR OUR SERVICES AND DAMAGE OUR REPUTATION.

         Computer viruses may cause disruptions of our services and the loss of information saved on our servers by free agents and organizations that seek individuals with specific professional skills to fulfill project needs. These viruses could reduce demand for our services, and damage our reputation in the markets in which we compete. In addition, the inadvertent transmission of computer viruses could expose us to a material risk of loss or litigation and possible liability for any damages incurred by third parties.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES AFFECTING THE INTERNET, WHICH COULD INCREASE OUR EXPENSES OR LIMIT THE SCOPE OF OUR OPERATIONS.

         Legal uncertainties and new regulations relating to the use of the Internet could increase our costs of doing business, prevent us from delivering our products and services over the Internet or slow the growth of our business. To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment relating to the Internet is uncertain and may change. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues, which include:

               -    user privacy;

               -    civil rights and employment claims;

               -    consumer protection;

               -    libel and defamation;

               -    copyright, trademark and patent infringement;

               -    pricing controls;

               -    characteristics and quality of products and services;

               -    sales and other taxes; and

               - other claims based on the nature and content of Internet materials.

         In addition, any imposition of state sales and use taxes imposed on the products and services sold over the Internet may decrease demand for products and services that we, or others sell over the Internet. The U.S. Congress has passed legislation, which limits until October 21, 2001 the ability of states to impose any new taxes on Internet-based transactions. If Congress does not renew this legislation, any subsequent imposition of state taxes on Internet-based transactions could limit the demand for our services or increase our expenses.

DEFENDING AGAINST INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS COULD BE TIME CONSUMING AND EXPENSIVE, AND ANY LIABILITIES IMPOSED ON US FOR INFRINGING ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS COULD REQUIRE US TO PAY SIGNIFICANT DAMAGES OR DISRUPT OUR BUSINESS.

         Successful intellectual property infringement claims against us could result in monetary liability or a material disruption in our operations. We cannot be certain that our services, products, content, technology and brand names do not or will not infringe upon valid patents, copyrights or other intellectual property rights held by others. We expect that the number of infringement claims will increase as more participants enter our markets. We may be subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. We may incur substantial expenses in defending against these third party infringement claims, regardless of their merit. In the event of a successful infringement suit against us, we could be liable for substantial damages and be required to pay substantial royalties for our use of third party intellectual property or be prohibited from using third party intellectual property in our products or services. Any of these outcomes could reduce our revenues and prospects for growth.

WE MAY BE UNABLE TO OBTAIN U.S. TRADEMARK REGISTRATION FOR OUR BRANDS OR TO PROTECT OUR OTHER PROPRIETARY INTELLECTUAL PROPERTY RIGHTS.

         If we fail to obtain federal trademark or service mark registrations for our marks and any related derivative marks, our promotion of these marks as our brands could be disrupted. If we are unable to secure the rights to use these marks and related derivative marks, a key element of our strategy of promoting these marks as brands in our target markets could be disrupted. To date, we have filed intent to use applications for several of our service marks, including OPUS360, WORKFORCE360, OPUS FREEAGENT, FREEAGENT.COM, FREEAGENT, OPUS XCHANGE, FREEAGENT XCHANGE, OPUSRM, FREEAGENT E.OFFICE and E.PORTFOLIO. However, in connection with the settlement of the claims raised by the San Jose Mercury News, we have withdrawn all applications using the FreeAgent mark. Adverse outcomes to our applications for these or any other marks, any failure to register our marks, or any related litigation, should it occur, could result in our being limited or prohibited from using our marks and related derivative marks in the future.

IF WE FAIL TO PROTECT OUR PATENTS, COPYRIGHTS OR OTHER INTELLECTUAL PROPERTY RIGHTS, OTHER PARTIES COULD APPROPRIATE OUR PROPRIETARY PROPERTIES, INCLUDING OUR TECHNOLOGY.

         The technology and software we have developed which underlies our Workforce360 products and services is important to us. We do not have any patents relating to our technology and software, although we do have a U.S. patent application pending for the "Opus360 Knowledge Worker Network" which describes the processes and technology involved in implementing an Internet-based supply chain solution for matching people and projects. This patent may not be granted and, if granted, the patent and any other patents we apply for in the future may be successfully challenged.

         In general, to protect our proprietary technology and software, we rely on a combination of contractual provisions, confidentiality procedures and trade secrets. The unauthorized reproduction or other misappropriation of our intellectual property, including the technology on which our Workforce360 products and services are based, could enable third parties to benefit from our intellectual property without paying us. If this were to occur, our revenues would be reduced, and our competitors may be able to compete with us more effectively. The steps we have taken to protect our proprietary rights in our intellectual property may not be adequate to deter misappropriation of their use. We may not be able to detect unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries, is uncertain and still evolving. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.

WE MAY NOT BE ABLE TO ACCESS THIRD PARTY TECHNOLOGY, WHICH WE DEPEND UPON TO CONDUCT OUR BUSINESS AND AS A RESULT WE COULD EXPERIENCE DELAYS IN THE DEVELOPMENT AND INTRODUCTION OF NEW SERVICES OR ENHANCEMENTS OF EXISTING SERVICES.

         If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new services and related products or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our revenues could be substantially reduced. We license technology that is incorporated into our services and related products from third parties for database technology. In light of the rapidly evolving nature of Internet technology, we may increasingly need to rely on technology licensed to us by other vendors, including providers of development tools that will enable us to quickly adapt our technology to new services. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

WE MAY BE LIABLE FOR SUBSTANTIAL PAYMENTS AS A RESULT OF INFORMATION RETRIEVED FROM OR TRANSMITTED OVER THE INTERNET.

         We may be sued for defamation, civil rights infringement, negligence, copyright or trademark infringement, personal injury, product liability or other legal claims relating to information that is published or made available on FREEAGENT.COM and the other sites linked to it. These types of claims have been brought, sometimes successfully, against other online services in the past. We could also be sued for the content that is accessible from FREEAGENT.COM and through links to other Internet sites or through content and materials that may be posted by members in chat rooms or on bulletin boards. Our acquisition of Ithority, an online marketplace where people in need of expert advice can be connected with providers of expert advice on a variety of subjects, creates the possibility that we will be subject to potential claims that, among others, the professional advice obtained through the service was inappropriate, incorrect, or negligently or recklessly provided. We also offer e-mail services, which may subject us to potential risks, such as liabilities or claims resulting from unsolicited email or spamming, lost or misdirected messages, security breaches, illegal or fraudulent use of email or interruptions or delays in email service. Our insurance does not specifically provide for coverage of these types of claims and therefore may not adequately protect us if we are required to make these types of payments. In addition, we could incur significant costs in investigating and defending these types of claims, even if we ultimately are not liable.

WE MAY BE SUBJECT TO THE UNFAVORABLE INTERPRETATION OF GOVERNMENT REGULATIONS.

         As an employer, we are subject to all federal, state and local statutes and regulations governing our relationships with our employees and affecting businesses generally. In addition, by entering into employment agreements with free agents, FREEAGENT.COM and e.office are affected by specifically applicable licensing and other regulatory requirements as well as by uncertainty in the application of numerous federal and state laws relating to labor, tax, employment matters and wage payments. These laws include the U.S. Family Medical Leave Act, the Fair Labor Standards Act and the Americans With Disabilities Act, as well as state laws relating to workers compensation, unemployment benefits, minimum wages and medical and pregnancy issues. Many of these laws do not specifically address the obligations and responsibilities of non-traditional employers such as us. Because we expect to be subject to some or all of these laws in each state in which we have employees, our expenses to comply with these laws may be substantial, and we may become liable for the payment of wages to our FREEAGENT or E.OFFICE employees, whether or not the FREEAGENT or E.OFFICE employee has obtained an assignment, or we have received payment from the organizations contracting with us for the services performed by these employee. Interpretive issues concerning these types of relationships have arisen and remain unsettled.

WE EXPECT TO INCUR SUBSTANTIAL EXPENSES IN ORDER TO COMPLY WITH STATE EMPLOYEE LEASING, EMPLOYMENT AGENCY OR TEMPORARY EMPLOYMENT LAWS.

         Uncertainties arising under state law include the compliance requirements to which FREEAGENT.COM and e.office are subject under state employee leasing, employment agency or temporary employment laws, as well as under other state laws. We expect to incur substantial expenses in order to comply with these laws and could be subject to substantial penalties for failing to comply with these laws. FREEAGENT.COM and e.office have attributes that could be seen as potentially triggering compliance requirements under some of these laws. Some states regulate employee leasing companies, employment agencies and temporary staffing companies, while most states focus on only one or two of these types of businesses. State statutory and regulatory definitions and requirements concerning these types of businesses are occasionally similar, but generally all of them differ in several important respects. If we are governed by any of these statutes or regulations, we may be subject to licensing requirements and financial oversight. The length of time for us to obtain any regulatory approval required to begin or continue operations could vary from state to state. There can be no assurance that we will be able to satisfy the licensing requirements or other applicable regulations of any particular state in which we have already begun to operate or intend to operate, that we will be able to provide the full range of FREEAGENT or E.OFFICE services currently offered or that we will be able to operate profitably within the regulatory environment of any state in which we do decide to obtain regulatory approval.

THERE ARE CONSIDERABLE UNCERTAINTIES IN THE APPLICATION OF FEDERAL TAX AND EMPLOYEE BENEFITS LAWS TO OUR BUSINESS THAT COULD LIMIT OUR ABILITY TO PROVIDE BENEFITS THAT WILL ATTRACT FREE AGENTS.

         Uncertainties arising under the Internal Revenue Code of 1986, as amended, and ERISA include the qualified tax status and favorable tax status of some of the benefit plans that we provide. For example, the IRS could determine that free agents who purchase our FREEAGENT or E.OFFICE services are not our employees under the provisions of the Code and ERISA relating to employee benefit plans such as the 401(k) plan we offer. If the IRS made such a determination, neither free agents who pay for our FREEAGENT and E.OFFICE services nor we would be permitted to make tax deferred contributions to our 401(k) plan. Similarly, the IRS or other taxing authorities could determine that free agents who purchase our FREEAGENT and E.OFFICE services are not our employees under federal, state or local laws and regulations providing for the favorable tax treatment of payments made for group health, disability and life insurance benefits provided as part of our FREEAGENT E.OFFICE services or, with respect to the stock options granted to these employees, whether these options qualify as incentive stock options. If an adverse determination was made as to the employee status of free agents under one or more of these federal, state or local laws and regulations, our FREEAGENT and E.OFFICE services would become less attractive to our registered free agents since we would no longer be able to provide those valuable corporate-style benefits. As a result, it is likely that our revenues would be adversely affected and our ability to attract free agents would be reduced.

OUR METHOD OF REPORTING NET FEES RECEIVED FROM OUR FREEAGENT AND E.OFFICE SERVICES FOR ACCOUNTING PURPOSES AND GROSS FOR TAX PURPOSES MAY BE CHALLENGED.

         In contrast to our method of reporting under generally accepted accounting principles as revenues, the fees received from free agents who purchase our FREEAGENT and E.OFFICE services, for tax purposes we will report as revenues the gross billings we receive from organizations for the services rendered by these free agents. Following the receipt of the gross billings from these organizations, we pay or reimburse the free agents' project-related expenses, pay the premiums for the free agents' health, disability and life insurance, make the free agents' desired 401(k) contributions and withhold any required federal, state and local taxes. Thereafter, we remit the remaining funds to the free agent as wages and salaries, treating the free agents' project-related expenses, the premiums for health, disability and life insurance and 401(k) contributions as deductible expenses for tax purposes.

          In the event free agents who purchase our FREEAGENT and E.OFFICE services are held not to be our employees under applicable laws and regulations as described above, we could be liable to the IRS or other taxing authorities for improper reporting of their wages and salaries. In addition, whether or not the free agent is treated as our employee, we could also be liable to the IRS or other taxing authorities if amounts treated as deductible project-related reimbursable expenses are not properly deductible for tax purposes. Furthermore, in the event the free agents who purchase our FREEAGENT E.OFFICE services are held to be employees of an organization using their services, the qualified plans of these organizations may be adversely affected. While we believe that we have a reasonable basis for concluding that free agents who purchase our FREEAGENT E.OFFICE services are our employees under applicable laws and regulations, the application of these laws and regulations to our business is uncertain and there can be no assurance as to the ultimate resolution of these issues.

WE MAY BE SUBJECT TO CLAIMS RELATING TO OUR FREEAGENT AND E.OFFICE EMPLOYEES OR THE ORGANIZATIONS THAT USE THEIR SERVICES.

         We may be subject to claims relating to the actions of free agents who purchase our FREEAGENT and E.OFFICE services, including possible claims of discrimination and harassment, violations of non-competition agreements, theft of property from organizations for whom projects are performed, misuse of proprietary information from organizations and other criminal actions or torts and other claims. These claims may allege that we do not adequately supervise these free agents in a manner sufficient to ensure that these types of events do not occur. In addition, we may be subject to claims from organizations for whom FREEAGENT and E.OFFICE employees perform work based upon the negligence or gross negligence in their performance of projects and the failure of the work produced by these employees to conform to required specifications. Although these employees typically indemnify us with respect to these liabilities, we may not recover from them sufficient amounts to satisfy these claims. The conduct and performance of our FREEAGENT and E.OFFICE employees may result in negative publicity, injunctive relief and the payment by us of money damages or fines.

         As the employer of the free agents who purchase our FREEAGENT and E.OFFICE services, we may be subject to a wide variety of employment-related claims, such as claims for injuries, wrongful death, harassment, discrimination, wage and hour violations and other matters. In addition, a number of legal issues remain unresolved with respect to arrangements among businesses of the type such as ours that provide services to free agents and the buyers of professional talent, including questions concerning ultimate liability for violations of employment and discrimination laws. As a result of our status as an employer, we may be subject to liability under various governmental regulations for violations of these regulations even if we do not participate in the violations. We carry liability insurance, but there can be no assurance that any of our insurance policies will be sufficient to cover any judgments, settlements or costs relating to any claims, suits or complaints or that sufficient insurance will be available to us in the future on satisfactory terms, if at all. If insurance is not sufficient to cover any judgments, settlements or costs relating to any present or future claims, suits or complaints, we may incur substantial losses.

ITEM 2.           PROPERTIES

         Our principal sales, marketing, research, development, and administrative offices occupy leased space at 39 West 13th Street, New York, NY 10011 with a lease term expiring in 2009. We also lease space in Manhattan Beach, California under a lease that expires in 2002 and in Delray Beach, Florida under a lease expiring in 2001. We believe that these properties and some sales suites are sufficient to meet our present needs and we do not anticipate any difficulty in securing additional space, as needed, on acceptable terms.

ITEM 3.           LEGAL PROCEEDINGS

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

         On July 6, 2000, Knowledge Transfer International ("KTI") filed a complaint against the Company in the Supreme Court of the State of New York in the County of New York. KTI's claims arose out of a letter signed by KTI and by the Company on June 16, 1999. KTI asserted a claim that the Company breached that alleged agreement and also asserted additional claims for an accounting, breach of fiduciary duty, quantum merit and unjust enrichment relating to this alleged joint venture. KTI sought damages in an amount to be determined at the time of the trial, but claimed that its damages were believed to be in excess of $20 million. On January 18, 2001, the Company and KTI settled the above-described action. Without admitting any liability, the Company agreed to pay KTI $0.09 million, $0.08 million of which was paid on January 18, 2001 and the balance of which is to be paid within six months, and the parties exchanged mutual releases.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock was listed on the NASDAQ National Market ("NASDAQ") under the symbol "OPUS" commencing with our April 4, 2000 initial public offering. At February 28, 2001 the number of stockholders of record was approximately 764. The following table sets forth the quarterly high and low sales prices per share as reported by the NASDAQ for the year ended December 31, 2000.

                                    HIGH             LOW
                                    ------           ------
  First Quarter                     n/a              n/a
  Second Quarter                    $15.7812         $ 2.8750
  Third Quarter                     $ 5.2500         $ 2.2500
  Fourth Quarter                    $ 2.4375         $ 0.2188

         On February 28, 2001, the last sale price of our Common Stock on the NASDAQ was $0.34 per share.

         On January 5, 2001, we received notice from the NASDAQ that our Common Stock had failed to maintain a minimum bid price of $1.00 over a period of 30 consecutive trading days as required by NASDAQ's Marketplace
Rule 4450(a)(5). As a result, we have 90 calendar days, or until April 4, 2001, to regain compliance with this requirement. If we are unable to demonstrate compliance with this requirement on or before April 4, 2001, NASDAQ will provide us with notice that our Common Stock will be delisted. At that time, we may appeal such notice to a NASDAQ Listing Qualifications Panel.

         If a delisting were to occur, our common stock would trade on the over the counter Bulletin Board, or in the pink sheets maintained by the National Quotation Bureau, Inc. Such markets are generally considered to be less efficient markets.

DIVIDEND POLICY

           We have never declared or paid any dividends on our common stock. We do not anticipate paying any cash dividend in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

            The former shareholders of Ithority were also entitled to up to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares"), plus $4.0 million of the Company's common stock payable one year from the date of closing based upon the then fair market value of the Company's common stock (the "Ithority Additional Shares"). On January 10, 2001 as part of the $4 million issuance the Company issued 196,865 shares of common stock valued at $0.1 million, or $0.55 per share, to certain of the former stockholders of Ithority Corporation and paid $0.07 million, or $0.1 per share, for the combined shares of approximately 7,254,240 representing the Ithority escrow shares of 178,240 and shares of approximately 7,076,000 valued at $3.9 million, or $0.55 per share, that would have been issued to the former shareholders.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the years ended December 31, 2000 and 1999 and the period from August 17, 1998 (inception) to December 31, 1998, and the consolidated balance sheet data as of the years and period then ended are derived from our audited consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and expects to incur substantial losses in the near future. These and other factors as described in Note 1 raise substantial doubts about its ability to continue as a going concern. Managements' plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome
of this uncertainty.          .


                                                                                                   Period from
                                                               Year ended         Year ended     August 17, 1998
                                                              December 31,       December 31,     (inception) to
                                                                  2000               1999       December 31, 1999
                                                              ------------       ------------   -----------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Licenses                                                       $  6,565        $      -        $      -
   Services, FreeAgent & Other                                       4,717             419               -
                                                               -----------       ------------   -----------------
                    Total Revenue                                   11,282             419               -
                                                               -----------       ------------   -----------------
Cost of Revenue                                                      2,105             261
                                                               -----------       ------------   -----------------
Gross profit (loss)                                                  9,177             158               -
                                                               -----------       ------------   -----------------
  Sales & Marketing, exclusive of $376, $187, and $0 for the        28,160          11,841              80
    years and period ended, respectively, reported below as
    amortization of equity-based compensation
  Product Development, exclusive of $970, $844, and $0 for the      26,817          10,492             552
    years and period ended, respectively, reported below as
    amortization of equity-based compensation
  General & Administrative, exclusive of $6,632, $1,417, and $0     10,189           4,883             407
    for the years and period ended, respectively, reported
    below as amortization of equity-based compensation
  Depreciation and amortization of goodwill                         14,867             629               2
   Amortization of equity-based compensation                         7,978           2,448               -
                                                                -----------       ------------   -----------------
              Total operating expenses                              88,011          30,293           1,041
                                                                -----------       ------------   -----------------
                Loss from operations                               (78,834)        (30,135)         (1,041)
   Net interest income                                               2,917             745               6
                                                                -----------       ------------   -----------------
              Loss before income taxes                             (75,917)        (29,390)         (1,035)
Income tax expense                                                       -               -               -
                                                                -----------       ------------   -----------------
                      Net loss                                    $(75,917)       $(29,390)       $ (1,035)
                                                                ===========       ============   =================
Net loss per share - basic and diluted                            $  (1.89)       $  (2.91)       $  (0.11)
                                                                ===========       ============   =================
Weighted average shares used in computing basic and
diluted net loss per share                                          40,084          10,083           9,120
                                                                ===========       ============   =================

                                                                                        Period from
                                                                                         August 17,
                                                                                            1998
                                                       Year ended       Year ended      (inception) to
                                                      December 31,     December 31,     December 31,
                                                          2000             1999              1998
                                                      -------------    -------------    --------------
                                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and investments                      $35,835          $28,463            $5,818
Working Capital                                              34,876           21,638             5,199
Total assets                                                 87,632           40,716             5,886
Line of credit                                                1,163                -                 -
Accumulated deficit                                        (106,386)         (30,425)           (1,035)
Total stockholders' equity                                   71,775           27,727             5,253


See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net loss per share.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF OPUS360 CORPORATION, ("OPUS360") SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND OPUS360'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

         Opus360 provides eBusiness software and services that enable companies to manage and acquire skilled professionals strategically. Opus360 sells its products and services to leading corporations, professional services and staffing firms. Opus360's software enables businesses to get more work done with the people they have and reduce the cost of acquiring additional skilled professionals.

         Opus360 enables businesses to take a 360-degree approach to getting work done. It offers solutions for better utilizing a company's workforce and reducing the cost of acquiring all types of skilled professionals whether they are full-time employees, contingent workers or independent professionals.

     WORKFORCE360-TM- is the family of eBusiness software and services from Opus360 that helps companies better utilize their workforce of skilled professionals and reduce the cost of acquiring additional talent. It includes:

     - OPUS360 WORKFORCE MANAGEMENT-TM- - Opus360 Workforce Management-TM- is a resource management software that helps companies better utilize their workforce and reduce turnover. It enables businesses to track the work that needs to be done today and in the future. It also tracks skills and preferences of people who are available to do work. The software makes it easy to assign the right people to the right work. The ability to consider worker preferences when making assignments increases job satisfaction and reduces turnover. The software's workforce planning features enable businesses to make sure they have the right workforce for future work, or to choose work that suits the skills available in their workforce. The software offers many features that help businesses keep their people fully utilized. Where there are gaps between the work that needs to be done and the people who are available, the software makes it easy to hire additional help from outside agencies through seamless integration with Opus360 Workforce Procurement resource management software that helps companies better utilize their workforce and reduce turnover.

     - OPUS360 WORKFORCE PROCUREMENT-TM- - Opus360 Workforce Procurement-TM-is a vendor management software that reduces the time, cost, and risk of hiring skilled professionals through outside agencies. Managed services providers also use the software as a technology platform for delivering managed services to their customers. Opus360 Workforce Procurement automates requisition workflows between buyer and supplier, and captures vendor performance metrics at each step called TCQ2 (Time, Cost, Quantity, Quality).

     - FREEAGENT.COM - FreeAgent.com is a web-based talent exchange where businesses can find independent professionals and independent professionals can find work. Businesses can post project requirements and get responses from the over 180,000 independent professionals registered on the site. Businesses can also search directly for independent professionals with specific skills. Free agents can create personalized electronic resumes called e.portfolios that describe their skills. They can also search for work from among the many projects posted on the site.

     - E.OFFICE - a management service that enables companies to expand their available skilled labor pool by reducing the cost, complexity and risk of using independent professionals. E.office reduces tax and regulatory risk by turning 1099 independents into W-2 employees of e.office. E.office reduces administrative complexity by replacing contracts and invoices for each independent professional with a single contract and monthly invoice for all the company's independents. E.office also costs less than many other management services.

         E.office increases retention of independent professionals by offering them benefits, services, and tax advantages. The corporate-style benefits offered by e.office are portable between jobs. These include free life, disability and liability insurance; and optional health insurance plans, dental insurance and a 401(k) retirement plan. Invoicing, collections, tax payments, and HR administrative support services make independents more productive. E.office also enables independent professionals to retain the tax advantages of being independent by deducting business expenses from gross income.

     WORKFORCE360 software and services can be used individually or as an end-to-end integrated solution for managing and acquiring skilled professionals. This enables businesses to solve their most pressing human capital management challenges immediately and expand into other solutions later.

         In May 1999 we acquired Churchill and launched our FreeAgent e.office services with the launch of the FreeAgent.com website in July 1999. In January 2000, we acquired all of the related assets and liabilities of Industryinsite.com and Ithority Corporation ("Ithority"), and in February 2000, we acquired PeopleMover, Inc. ("PeopleMover"). We accounted for these acquisitions as purchase business combinations. Accordingly, the results of operations of Churchill, IndustryInsite.com, Ithority and PeopleMover are included in our combined results from the date of the acquisitions. Please see Note 3 of Notes to Consolidated Financial Statements for more detailed information.

         Through December 31, 2000, our revenues have been principally derived from licenses of our software solutions, from the delivery of implementation and training services, and from maintenance and support contracts. Customers who license our Workforce360 Platform modules, Opus360 Workforce Management and Opus360 Workforce Procurement, also generally purchase maintenance and support contracts which provide software upgrades and technical support over a stated term, which is usually a twelve-month period. Our customers may also purchase implementation services from us, which may be provided by us directly or by third-party consulting organizations. We have also recognized revenue from the sale of licenses for our PeopleMover subsidiary's products, and from software contracts that require significant modification or customization of the software, on a percentage of completion basis based on costs incurred.

         We have adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION and Statement of Position, or SOP, 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 and supercedes SOP 98-4. SOP 97-2 SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product generally is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Services revenue is recognized as the service is performed assuming that sufficient evidence exist to determine the fair value of the services. Maintenance and support revenue is recognized ratably over the maintenance term. If evidence of fair value does not exist for all elements of a license agreement and future maintenance and support or Postcontract Customer Support ("PCS") is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

         We allocate the total costs for overhead and facilities to each of the functional areas that use the overhead and facilities services based on their headcount. These allocated overhead and facilities charges include facility rent for our corporate offices, communication and web hosting charges, offices expenses including postage, freight and leases for office equipment and computers, and depreciation expense for office furniture and equipment.

         Included in our operating expenses are various non-cash expenses for equity issued to various strategic business partners. Also included in our operating expenses is the non-cash amortization of goodwill. These expenses are for the amortization of goodwill resulting from our acquisitions of Churchill, IndustryInsite.com, Ithority and PeopleMover. See Note 3 of Notes to Consolidated Financial Statements for more detailed information.

         Although revenues have consistently increased from quarter to quarter, we have incurred significant costs to develop our technology and products, to recruit and train personnel for our sales, marketing, professional services and administration departments, and for the amortization of our goodwill and other intangible assets. As a result, we have incurred significant losses since inception, and as of December 31, 2000, had an accumulated deficit of $106.4 million. We believe our success is contingent on increasing our customer base while continuing to develop our products and services.

         Our limited operating history makes the prediction of future operating results very difficult. We believe that period-to-period comparisons of operating results should not be relied upon as predictive of future performance. Our operating results are expected to vary significantly from quarter to quarter and are difficult or impossible to predict. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly companies in new and rapidly evolving markets, including risks associated with our recent acquisitions. We may not be successful in addressing such risks and difficulties. Although we have experienced significant percentage growth in revenues in recent periods, we do not believe that prior growth rates are sustainable or indicative of future operating results. Please refer to the "Risk Factors" section for additional information.

Recent Acquisitions

PeopleMover, Inc.

         On February 24, 2000, we acquired PeopleMover, Inc. ("PeopleMover"), a provider of internet-centric software solutions for managing people. PeopleMover's internet-based solutions, PeopleMover/Staffing ("PSA") and PeopleMover/Service Automation enables organizations to assign people to jobs based on skills and enables organizations to complete projects efficiently and at the lowest possible cost. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates.

         The total purchase price of approximately $33.2 million consisted of an exchange of 2,292,000 shares of our common stock with a fair value of $20.9 million, assumed stock options with a fair value of approximately $7.9 million, negative net assets assumed of approximately $3.8 million and other acquisition related expenses of approximately $0.6 million consisting primarily of payments for professional fees. The entire purchase price was allocated to goodwill. We also recorded a deferred compensation expense, which is being amortized over three years, of $3.1 million for approximately 342,000 shares subject to a three-year restricted stock vesting agreement. PeopleMover's products and employees have been integrated with the Company's Workforce360 software and operations, and PeopleMover is no longer a separate operating entity.

Ithority Corporation

         On January 20, 2000, we acquired Ithority Corporation ("Ithority"), an operator of an online knowledge marketplace, which links buyers and sellers of knowledge products. Ithority's marketplace is backed by a reputation system, which enables buyers and sellers to qualify each other, a virtual escrow system, which reduces the risks of buyers and sellers doing business together, and a payment processing system. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates.

         The total purchase price of approximately $2.9 million consisted of an exchange of 243,500 shares of our common stock with a fair value of $2.2 million, cash payments aggregating $0.5 million, negative net assets assumed of approximately $0.1 million and other acquisition related expenses of approximately $0.1 million consisting primarily of payments for professional fees. The entire purchase price was allocated to goodwill. We also recorded a deferred compensation expense, which is being amortized over three years, of $5.3 million for approximately 178,000 shares subject to a three-year restricted stock vesting agreement. Ithority's products have been integrated with the Company's FreeAgent.com website and operations, and Ithority is no longer a separate operating entity.

IndustryInsite.com

         In January 2000, we acquired from Brainstorm Interactive, Inc. ("Brainstorm") all of the related assets and liabilities of Industryinsite.com, a website operated by Brainstorm, for an aggregate cash purchase price of $1.0 million. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition dates.

         The purchase price of $1.0 million consisted of cash of $0.65 million paid on closing and cash of $0.35 million paid in April 2000. The entire purchase price was allocated to goodwill.

The Churchill Benefit Corporation

         On May 27, 1999, we acquired The Churchill Benefit Corporation ("Churchill"), a provider of back office services to independent professionals. Churchill's contracts, invoices and collects from the customers of its information technology professionals, who sign up for its services. Churchill provides these services in exchange for a monthly fee.

         The total purchase price of approximately $2.1 million consisted of an exchange of 946,000 shares of our common stock with a fair value of $1.7 million, negative net assets assumed of approximately $0.1 million and other acquisition related expenses of approximately $0.3 million consisting primarily of payments for professional fees. The entire purchase price was allocated to goodwill.

Results of Operations

         We intend to continue to devote resources to advertising and brand-marketing programs designed to promote our Workforce360 enterprise software. We anticipate that we will incur additional salaries and sales commissions as a result of increased sales personnel and increased sales. Our marketing and branding programs for our enterprise software will result in an expanded marketing program for trade shows and customer advisory board meetings. We believe that these expenses will continue to increase in absolute dollars in future periods. The increase in sales and marketing costs is expected to be offset by a decrease in our product development and general and administrative expenses as we focus on increasing our operating efficiencies while cutting costs. We expect to incur losses from operations for the foreseeable future but these losses are expected to decrease significantly as a percentage of revenue. To the extent these decreases in our operating expenses are not followed by commensurate increases in our revenue, or if we are unable to adjust operating expense levels as anticipated, our operating losses may exceed our expectations for those periods. We cannot be certain that we will ever achieve or sustain profitability.

Years Ended December 31, 2000 and 1999

Revenue

         For the year ended December 31, 2000 our revenue was $11.3 million of which $9.2 million was derived from Application and Procurement Services ("APS") which consisted of integration services revenue of $2.6 million and $6.6 million from the sale of software licenses, including an accelerated license fee of $0.5 million in mitigation of a licensee's decision to cease implementation of our product and license fees of $0.7 million for our Private Labeled Sites; a unique combination of client's service marks with its proprietary FreeAgent.com universal resource locator for the purpose of bringing together buyers and sellers of contracted labor resources in a single efficient marketplace. $2.1 million was derived from our FreeAgent Services consisting of initial sign-up fees and monthly fees paid by our FreeAgent e.office employees as well as sales of advertising sponsorships on the FreeAgent.com website. For the year ended December 31, 1999 we had revenue of $0.4 million, which was primarily derived from our FreeAgent e.office services.

Cost of Revenue

         Cost of revenue for the year ended December 31, 2000, was $2.1 million, an increase of 707% over cost of revenue for the year ended December 31, 1999. This increase resulted from additional salaries and wages paid to employees that provide implementation and integration services to customers who were deploying our Workforce360 enterprise software during the year, salaries paid to staff who administer our FreeAgent e.office services, and costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges. As we continue to increase the sale and implementation of our enterprise software solution, we expect that cost of revenue will continue to increase both in absolute dollars and percentage terms in future periods. Cost of revenue for the year ended December 31, 1999, was $0.3 million and consisted primarily of salaries paid to staff who administered our FreeAgent e.office services, costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2000 were $28.2 million, excluding $0.4 million reflected as equity based compensation, an increase of 138% over sales and marketing expenses of $11.8 million for the year ended December 31, 1999, excluding $0.2 million reflected as equity based compensation. This increase was primarily attributable to incremental marketing and advertising expenses for our Workforce360 enterprise software, FreeAgent.com website, as well as salaries and benefits paid to an expanded sales and marketing staff. As we build a brand awareness for our enterprise software solutions, and we continue to reallocate our resources internally in an attempt to capture market share and create new marketing opportunities, we expect that sales and marketing expenses will increase in absolute dollars in future periods.

         Product Development. Product development expenses for the year ended December 31, 2000 were $26.8 million, excluding $1.7 million of software development cost capitalized and $1.0 million reflected as equity based compensation, an increase of 156% over product development expenses of $10.5 million for the year ended December 31, 1999, excluding $0.8 million reflected as equity based compensation. The increase was primarily attributable to additional personnel developing our Workforce360 enterprise software and enhancements to our FreeAgent.com services, including salaries and benefits and fees paid to our third party consultants. During the year ended December 31, 2000, we capitalized approximately $1.7 million of software development costs and are amortizing the cost over a three-year period. With the second-generation release of our Workforce360 enterprise software, we will focus our development efforts on increasing features and functionality for our software solutions.

         General and Administrative. General and administrative expenses for the year ended December 31, 2000 were $10.2 million, excluding $6.6 million reflected as equity based compensation, an increase of 108% over general and administrative expenses of $4.9 million for the year ended December 31, 1999, excluding $1.4 million reflected as equity based compensation. The increase was primarily attributable to an increased number of employees and associated salaries and benefits, general office expenses, rent and utilities, recruiting fees and professional fees. Salaries and benefits increased as we added to our executive management team. Our rent and utilities also increased as a result of new leasehold facilities and the addition of additional office locations as a result of our acquisitions. We expect that general and administrative cost will decrease in absolute dollars in future periods as we implement cost cutting measures.

         Depreciation and Amortization. Depreciation and amortization expense for the year ended December 31, 2000 was $14.9 million, consisting primarily of amortization of goodwill of $12.1 million associated with our acquisitions. Depreciation and amortization expense was $0.6 million for the year ended December 31, 1999.

         Amortization of Equity-based Compensation. The amortization of equity-based compensation for the year ended December 31, 2000 was $8.0 million and consisted of deferred compensation expense for options to purchase common stock granted to employees, directors, and non-employees having exercise prices below the fair market value of our common stock at the date of grant as well as amortization of deferred compensation expense for the Ithority and PeopleMover Escrow shares. Amortization of equity-based compensation was $2.4 million for the year ended December 31, 1999. We will continue to amortize our equity-based compensation over the vesting period, which is generally three to four years.

         Other Income. Net interest income for the year ended December 31, 2000 was $2.9 million due to higher average cash balances. Interest income was $0.7 million for the year ended December 31, 1999.

         Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Liquidity and Capital Resources

         We have funded our operations from inception primarily by the sale of our equity securities, with net proceeds of approximately $132.6 million through December 31, 2000. In April 2000, we completed our initial public offering and a concurrent private placement to Dell USA L.P., raising approximately $75.1 million net of offering costs.

         Cash used in operating activities for the year ended December 31, 2000 was $58.9 million, primarily due to our net loss of $75.9 million, adjusted for various non-cash charges including non-cash compensation and depreciation and amortization, and changes in operating assets and liabilities, including changes in our accounts receivable, accounts payable and accrued expenses. Cash used in operating activities for the year ended December 31, 1999 totaled $20.8 million. We expect to significantly decrease our working capital needs quarter to quarter through more targeted marketing and advertising, better workforce management and a reduction in general and administrative expenses.

         Cash provided by investment activities for the year ended December 31, 2000 totaled $14.6 million. We used $9.8 million during the year ended December 31, 2000 to acquire property and equipment and fund software development. Cash used in connection with acquisition of subsidiaries' assets and other assets were $2.6 million. Cash from the liquidation of short-term investments was $27.1 million. Cash used in investing activities for the year ended December 31, 1999 was $30.7 million. We used $27.1 million to acquire short-term investments, $3.2 million to acquire property and equipment, and $0.4 million for various acquisitions.

         Net cash provided by financing activities for the year ended December 31, 2000 was $78.8 million. The majority of this amount was from the net proceeds of $75.1 million from our April 7, 2000 initial public offering and concurrent private placement. The remaining $3.7 million was realized from exercises of issued and outstanding options, and warrants and a loan. Cash flow provided by financing activities for the year ended December 31, 1999 was $47.0 million of which $39.8 million resulted from the issuance of Series B Convertible Preferred Stock, $4.6 million resulted from the issuance of Series A Convertible Preferred Stock, and $2.7 million from the issuance of common stock upon warrant and stock option exercises.

         At December 31, 2000, the Company had cash balances of $35.8 million and unused credit lines of $0.8 million. Since inception the Company has incurred cumulative negative operating cash from operations flows of $80 million and an accumulative deficit at December 31, 2000 of $106.4 million.

         The accompanying financial statements have been prepared assuming that Opus360 will continue as a going concern. Our history of net losses and negative cash flows from operations as well as projected additional losses raises substantial doubt about our ability to continue as a going concern. In the future, we may need to raise additional funds through public or private financings, or other arrangements to fund our operations and potential acquisitions, if any. We currently have no plans to affect any other offerings. We cannot assure you that any financings or other arrangements will be available in amounts or on terms acceptable to us or at all and any new financings or other arrangements could place operating or other restrictions on us. Our inability to raise capital when needed could seriously harm the growth of our business and results of operations. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders would be reduced. Furthermore, these equity securities could have rights, preferences or privileges senior to our common stock.

         As a result of our issuing options to FreeAgent and e.office employees under circumstances that may have violated the registration requirements of the Securities Act, we intend to make a rescission offer to these employees, and we may have a contingent liability of up to $0.1 million.

Recent Accounting Pronouncements

         On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company has determined that the adoption of FIN 44 did not have a material effect on the Company's operating results.

Qualitative and Quantitive Disclosure About Market Risk

         At December 31, 2000, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade corporate and government securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material interest or market rate risks.

         The Company utilizes lines of credit to purchase equipment and to back certain financial obligations. The Company's outstanding balance under its lines of credit at December 31, 2000 was $1.2 million. The weighted average interest rate for the Company's lines of credit during 2000 was 10.19%. The Company will pay an aggregate amount of $1.3 million, including interest, for its two lines of credit, which matures on February 2003 and June 2003, respectively.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements, and the related notes thereto, of Opus360 and the Report of Independent Auditors are filed as a part of this Form 10-K.

                                                                              PAGE
                                                                              NUMBER
Independent Auditors' Report                                                       30

Consolidated Balance Sheets as of December 31, 2000 and
  1999                                                                             31

Consolidated Statements of Operations and Comprehensive Loss for the years ended
  December 31, 2000 and 1999 and the period
  from August 17, 1998 (inception) to December 31, 1998.                           32

Consolidated Statements of Stockholders' Equity for the years ended December 31,
  2000 and 1999 and the period from
  August 17, 1998 (inception) to December 31, 1998.                                33

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and
  1999 and the period from August 17,
  1998 (inception) to December 31, 1998.                                           35

Notes to Consolidated Financial Statements                                         36


                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of Opus360 Corporation:

         We have audited the accompanying consolidated balance sheets of Opus360 Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the period from August 17, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Opus360 Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and the period from August 17, 1998 (inception) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and expects to incur substantial losses in the near future. These and other factors as described in Note 1 raise substantial doubts about its ability to continue as a going concern. Managements' plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ KPMG LLP

New York, New York
February 17, 2000

                               Opus360 Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                          (in thousands)

                                                                 December 31,           December 31,
                                                                     2000                  1999
                                                                 ------------           ------------
                         ASSETS
Cash and cash equivalents                                             $35,835                $1,326
Accounts receivable, net of allowances                                  5,510                 2,314
Short-term investments                                                      -                27,137
Prepaid expenses                                                        6,742                 3,680
Other current assets                                                    2,506                   170
                                                                 ------------           ------------
                  Total current assets                                 50,593                34,627
Property and equipment, net                                             9,513                 2,990
Goodwill, net                                                          26,801                 1,702
Due from PeopleMover                                                                            575
Deferred costs and other assets                                           725                   822
                                                                 ------------           ------------
                      Total assets                                    $87,632               $40,716
                                                                 ------------           ------------
                                                                 ------------           ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                       $5,189                $5,489
Accrued expenses                                                        2,643                 4,818
Accrued wages                                                           3,721                 2,682
Deferred revenues                                                       2,484                     -
Line of credit                                                          1,163                     -
Deferred costs and other current liabilities                              517                     -
                                                                 ------------           ------------
               Total current liabilities                               15,717                12,989
Capital lease obligation                                                  140                     -
                                                                 ------------           ------------
                   Total Liabilities                                   15,857                12,989

Common stock, $0.001 par value, 150,000 shares authorized,
 50,088 and 10,880 issued and outstanding, respectively                    50                    11
Series A convertible preferred stock, $0.001 par value,
 8,400 shares authorized, 0 and 8,284 shares issued and
 outstanding, respectively                                                  -                     8
Series B convertible preferred stock, $0.001 par value,
 8,700 shares authorized, 0 and 8,677 shares issued and
 outstanding, respectively                                                  -                     9
Paid-in capital                                                       192,310                63,835
Stock subscription receivable                                            (215)                 (239)
Treasury stock                                                            (31)                    -
Deferred compensation                                                 (12,017)               (5,469)
Accumulated deficit                                                  (106,386)              (30,425)
Accumulated other comprehensive loss                                       (3)                   (3)
Note receivable from key executive for
 common stock issuance                                                 (1,933)                    -
                                                                 ------------           ------------
               Total stockholders' equity                              71,775                27,727
                                                                 ------------           ------------
       Total liabilities and stockholders' equity                     $87,632               $40,716
                                                                 ------------           ------------
                                                                 ------------           ------------

            See accompanying notes to consolidated financial statements

                               Opus360 Corporation
                      Consolidated Statements of Operations
                     (in thousands, except per share amount)

                                                                                                 Period from
                                                                                               August 17, 1998
                                                                 Year ended      Year ended     (inception) to
                                                                December 31,    December 31,     December 31,
                                                                    2000            1999             1998
                                                                ------------    ------------     ------------
License Revenue                                                    $  6,565        $      -         $     -
Services, FreeAgent & Other Revenue                                   4,717             419               -
                                                                ------------    ------------     ------------
                        Total Revenue                                11,282             419               -
                                                                ------------    ------------     ------------
Cost of Revenue                                                       2,105             261               -
                                                                ------------    ------------     ------------
Gross profit                                                          9,177             158               -
                                                                ------------    ------------     ------------
 Sales & Marketing, exclusive of $376 and $187, and $0 for           28,160          11,841              80
      the years and period ended December 31, 2000, 1999,
      and 1998, respectively, reported below as amortization
      of equity-based compensation
 Product Development, exclusive of $970, $844, and $0 for            26,817          10,492             552
      the years and period ended December 31, 2000, 1999,
      and 1998, respectively, reported below as amortization
      of equity-based compensation
 General & Administrative, exclusive of $6,632, $1,417, and          10,189           4,883             407
      $0 for the years and period ended December 31, 2000, 1999, and 1998, respectively, reported below as amortization
      of equity-based compensation
 Depreciation and amortization of goodwill                           14,867             629               2
 Amortization of equity-based compensation                            7,978           2,448               -
                                                                ------------    ------------     ------------
                  Total operating expenses                           88,011          30,293           1,041
                                                                ------------    ------------     ------------
                    Loss from operations                            (78,834)        (30,135)         (1,041)
 Net Interest Income                                                  2,917             745               6
                                                                ------------    ------------     ------------
                  Loss before income taxes                          (75,917)        (29,390)         (1,035)
Income tax expense                                                        -               -               -
                                                                ------------    ------------     ------------
                          Net loss                                 $(75,917)       $(29,390)       $ (1,035)
                                                                ------------    ------------     ------------
                                                                ------------    ------------     ------------
Basic and diluted net loss per share                               $  (1.89)       $  (2.91)       $  (0.11)
                                                                ------------    ------------     ------------
                                                                ------------    ------------     ------------
Weighted average common shares used in computing basic
 and diluted net loss per share                                      40,084          10,083           9,120
                                                                ------------    ------------     ------------
                                                                ------------    ------------     ------------

           See accompanying notes to consolidated financial statements

                              Opus360 Corporation
              Consolidated Statement of Stockholders' Equity
        Period from August 17, 1998 (inception) to December 31, 1998 and the years ended December 31, 1999 and 2000
                  (in thousands, except share amounts)


                                               Convertible
                                       Preferred Stock           Common Stock              Additional     Stock
                                       ------------------------  -----------------------    Paid-in    Subscription
                                          Shares       Amount      Shares       Amount      Capital     Receivable
                                       ------------  ----------  ----------   ----------   ----------  ------------
Balance at August 17,1998 (inception)                  $ -                       $ -          $ -           $ -
Issuance of common stock                                          9,092,000            9          526        (107)
Issuance of common stock for
  technology                                                        408,000                       95
Issuance of Class A convertible
  preferred stock                        4,636,000           5                                 5,790
Expenses incurred in connection with
equity offerings                                                                                 (30)
Net loss and comprehensive loss
                                       ------------  ----------  ----------   ----------   ----------  ------------
     Balance at December 31, 1998        4,636,000           5    9,500,000            9        6,381        (107)
Issuance of Class A convertible
  preferred stock                        3,648,000           3                                  4,557        (195)
Issuance of Class B convertible
  preferred stock                        8,677,000           9                                 39,991
Issuance of shares in connection with
  acquisition                                                       946,000            1        1,749
Expenses incurred in connection with
  equity offerings                                                                                (40)
Proceeds from stock subscriptions
receivable                                                                                                      63
Record stock based compensation
 expense to a shareholder                                                                         243
Deferred stock based compensation                                                               7,674
Amortization of stock based
compensation
Issuance of warrants to a bank                                                                     63
Issuance of warrants for services                                                                 554
Issuance of warrants for services                                                                 182
Issuance of warrants for services                                                                  54
Issuance of shares to CareerPath                                    246,000            1        1,999
Issuance of shares to J.P. Morgan                                    39,000                       318
Warrants exercised                                                  120,000                       100
Option exercised                                                     29,000                        10
Comprehensive loss
 Net loss
 Unrealized holding loss on
 short-term investments
                                       ------------  ----------  ----------   ----------   ----------  ------------
Balance at December 31, 1999            16,961,000         $17   10,880,000          $11      $63,835       $(239)
Issuance of shares in connection with
acquisitions                                                      2,532,400            3       23,012
Record equity based compensation for
restricted  stock issued in
  acquisitions                                                      526,600                     8,473
Cancellation of restricted stock
issued in acquisitions                                             (115,000)
Issuance of options in connection
with acquisitions                                                                               7,875
Issuance of shares in initial public
offering and concurrent placement                                 8,505,000            9       85,041
Mandatory Conversion of Class A and B
 Convertible Preferred Stock           (16,961,000)        (17)  25,441,000           25           (8)
Expenses incurred in connection with
equity offering                                                                                (9,755)
Note receivable from key executive for
 common stock issuance
Repurchase and cancellation of shares                              (239,000)                       24
Payment of stock subscription
receivable                                                                                                      24
Deferred stock based compensation                                                               6,053
Amortization of stock based
compensation
Options and warrants exercised                                    2,422,000            2        2,828
Issuance of warrants for services                                                               4,744
Issuance of shares for employee stock
purchase plan                                                       135,000                       188
Prior period adjustments
Comprehensive loss
 Net loss
                                       ------------  ----------  ----------   ----------   ----------  ------------
Balance at December 31, 2000             -            $ -        50,088,000          $50     $192,310       $(215)
                                       ------------  ----------  ----------   ----------   ----------  ------------
                                       ------------  ----------  ----------   ----------   ----------  ------------

            See accompanying notes to consolidated financial statements

                                                                                                    Note
                                                                                                 receivable
                                                                                                  from key
                                                                                    Other        executive
                                         Treasury     Deferred      Accumulated  Comprehensive    for common
                                           Stock    Compensation      Deficit        Loss       stock issuance        Total
                                        ----------  ------------   ------------  -------------  --------------     -----------
Balance at August 17,1998 (inception)      $ -          $ -            $ -         $ -                                $     -
Issuance of common stock                                                                                                  428
Issuance of common stock for technology                                                                                    95
Issuance of Class A convertible
preferred stock                                                                                                         5,795
Expenses incurred in connection with
equity offerings                                                                                                          (30)
Net loss and comprehensive loss                                       (1,035)                                          (1,035)
                                        ----------  ------------   ------------  -------------  --------------     -----------
         Balance at December 31, 1998            0           0        (1,035)           0               0               5,253
Issuance of Class A convertible
preferred stock                                                                                                         4,365
Issuance of Class B convertible
preferred stock                                                                                                        40,000
Issuance of shares in connection with
acquisition                                                                                                             1,750
Expenses incurred in connection with
equity offerings                                                                                                          (40)
Proceeds from stock subscriptions
receivable                                                                                                                 63
Record stock based compensation
expense to a shareholder                                                                                                  243
Deferred stock based compensation                       (7,674)                                                             -
Amortization of stock based
compensation                                             2,205                                                          2,205
Issuance of warrants to a bank                                                                                             63
Issuance of warrants for services                                                                                         554
Issuance of warrants for services                                                                                         182
Issuance of warrants for services                                                                                          54
Issuance of shares to CareerPath                                                                                        2,000
Issuance of shares to J.P. Morgan                                                                                         318
Warrants exercised                                                                                                        100
Option exercised                                                                                                           10
Comprehensive loss
     Net loss                                                        (29,390)                                         (29,390)
     Unrealized holding loss on
     short-term investments                                                           (3)                                  (3)
                                        ----------  ------------   ------------  -------------  --------------     -----------
Balance at December 31, 1999            $ -           $ (5,469)     $(30,425)        $(3)                              27,727
Issuance of shares in connection with
acquisitions                                                                                                           23,015
Record equity based compensation for
restricted stock issued in acquisitions                 (8,473)                                                             -
Cancellation of restricted stock
issued in acquisitions                                                                                                      -
Issuance of options in connection with
acquisitions                                                                                                            7,875
Issuance of shares in initial public
offering and concurrent placement                                                                                      85,050
Mandatory Conversion of Class A and B
Convertible Preferred Stock                                                                                                 -
Expenses incurred in connection with
equity offering                                                                                                        (9,755)
Note receivable from key executive for
common stock issuance                                                                             (1,933)              (1,933)
Repurchase and cancellation of shares         (31)                                                                         (7)
Payment of stock subscription
receivable                                                                                                                 24
Deferred stock based compensation                       (6,053)                                                             -
Amortization of stock based
compensation                                             7,978                                                          7,978
Options and warrants exercised                                                                                          2,830
Issuance of warrants for services                                                                                       4,744
Issuance of shares for employee stock
purchase plan                                                                                                             188
Prior period adjustments                                                 (44)                                             (44)
Comprehensive loss
     Net loss                                                        (75,917)                                         (75,917)
                                        ----------  ------------   ------------  -------------  --------------     -----------
Balance at December 31, 2000                 $(31)   $(12,017)     $(106,386)        $(3)        $(1,933)              71,775
                                        ----------  ------------   ------------  -------------  --------------     -----------
                                        ----------  ------------   ------------  -------------  --------------     -----------

           See accompanying notes to consolidated financial statements

                               Opus360 Corporation
                      Consolidated Statement of Cash Flows
                                  (in thousands)


                                                                                                           Period from
                                                                                                         August 17, 1998
                                                                         Year ended      Year ended      (inception) to
                                                                         December 31,    December 31,      December 31,
                                                                             2000            1999              1998
                                                                        -------------   -------------   ------------------
Cash flows from operating activities:
     Net Loss                                                              $(75,917)       $(29,390)       $ (1,035)
     Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
          Depreciation and amortization                                      14,867             629               2
          Amortization of equity-based compensation                           7,978           3,128             320
          Other non-cash expenses associated with equity issuances            2,358
          Loss on disposal of assets                                                              8
     Changes in operating assets and liabilities:
                      Account receivables                                    (3,010)         (1,092)            (12)
                      Prepaid expenses and other current assets              (1,086)         (3,848)             (2)
                      Other assets                                             (624)         (1,099)
                      Accounts payable and accrued expenses                  (3,055)         10,883             407
                      Other liabilities                                      (1,205)
                      Deferred Revenues                                         797               -               -
                                                                        -------------   -------------   ------------------
                          Total adjustments                                  17,020           8,609             715
                                                                        -------------   -------------   ------------------
                Net cash used in operating activities                      $(58,897)       $(20,781)       $   (320)
                                                                        -------------   -------------   ------------------
Cash flows from investing activities:
     Purchase of property and equipment                                      (8,101)         (3,156)            (56)
     Capitalization of software                                              (1,745)
     Decrease (Increase) in short term investments                           27,137         (27,140)              -
     Cash provided by (used in) connection with acquisition of
     subsidiaries                                                            (1,651)            129               -
     Cash used in acquisition of other assets                                (1,000)              -               -
     Due from PeopleMover                                                                      (575)              -
                                                                        -------------   -------------   ------------------
              Net cash provided by (used in) investing activities          $ 14,640        $(30,742)       $    (56)
                                                                        -------------   -------------   ------------------
Cash flows from financing activities:
     Net proceeds from loans                                                  1,750               -               -
     Repayment of loans                                                        (571)              -               -
     Net proceeds from issuance of Series A convertible preferred
     stock                                                                        -           4,560           5,765
     Net proceeds from issuance of Series B convertible preferred
     stock                                                                        -          39,795               -
     Net proceeds from issuance of common stock                              77,594           2,676             429
     Repurchase of treasury stock                                                (7)              -               -
                                                                        -------------   -------------   ------------------
              Net cash provided by financing activities                    $ 78,766        $ 47,031        $  6,194
                                                                        -------------   -------------   ------------------
                   Net increase (decrease) in cash                         $ 34,509        $ (4,492)       $  5,818

Cash balance at beginning of year                                          $  1,326        $  5,818        $      -
                                                                        -------------   -------------   ------------------
Cash balance at end of year                                                $ 35,835        $  1,326        $  5,818
                                                                        =============   =============   ==================


           See accompanying notes to consolidated financial statements

                      OPUS360 CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1. ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

(a) Organization and Description of Business

         Opus360 Corporation ("Opus360" or the "Company") was incorporated on August 17, 1998, under the laws of the State of Delaware.

         Opus360 provides internet-based enterprise software that enables businesses to procure and manage professional services, consultants and systems integration services. Using the Company's Workforce360 enterprise software -- an end-to-end infrastructure of interoperable software solutions and hosted procurement services, -- businesses and service providers can efficiently source and deploy, increase utilization, and lower the cost of administering their project-based workforce. Opus360 also licenses Private Labeled Sites; a unique combination of client's service marks with its proprietary FreeAgent.com universal resource locator for the purpose of bringing together buyers and sellers of contracted labor resources in a single efficient marketplace. Sources of labor supply include professional services organizations as well as the FreeAgent.com website.

         The Company's continued existence is dependent upon several factors including the Company's ability to sell and successfully implement its software solutions. The Company has experienced recurring net losses since it commenced operation on August 17, 1998. At December 31, 2000 the Company has an accumulated deficit of $106.4 million. The Company has not achieved profitability and expects to continue to incur net losses in the year ended December 31, 2001. The Company's business model is dependent on receipt of fees for its labor procurement and management software solutions. The Company's software products are delivered over the Internet and compete with traditional recruiting and project-based work search methods. The Company may not be able to achieve the level of sales growth required to generate enough cash to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's near and long-term operating strategies focus on promoting its Workforce360 software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions. The Company has also reorganized its sales and marketing units in an effort to streamline its sales and marketing strategies and increase its sales efforts.

         In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund its operations and potential acquisitions, if any. The Company currently has no plans to affect any other offerings, the Company cannot guarantee that such financings or other arrangements will be available in amounts or on terms acceptable to the Company. The Company's inability to raise capital when needed could seriously harm the growth of the business and results of operations.

(b) Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(c) Use of Estimates

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

(d) Revenue Recognition

         Through December 31, 2000, the Company's revenue has been principally derived from licenses of its software solutions, from the delivery of implementation and training services, and from maintenance and support contracts. Customers who license the Company's Workforce360 enterprise software modules, Opus360 Workforce Management and Opus360 Workforce Procurement, also generally purchase maintenance and support contracts which provide software upgrades and technical support over a stated term, which is usually a twelve-month period. Customers may also purchase implementation services from the Company, which may be provided directly the Company or by third-party consulting organizations. The Company also recognized revenue from the sale of licenses of its, wholly-owned PeopleMover subsidiary's products, from software contracts that require significant modification or customization of the software, on a percentage of completion basis based on costs incurred, and from the sale of licenses of its Private Labeled Site; a unique combination of client's service marks with its proprietary FreeAgent.com universal resource locator for the purpose of bringing together buyers and sellers of contracted labor resources in a single efficient marketplace. For the year ended December 31, 2000 revenue from licenses, services and maintenance and support contracts aggregated approximately $9.2 million.

         The Company has adopted Statement of Position, or SOP, 97-2, SOFTWARE REVENUE RECOGNITION, which supersedes SOP 91-1, SOFTWARE REVENUE RECOGNITION as well as SOP, 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS, which amends SOP 97-2 and supercedes SOP 98-4. SOP 97-2 SOFTWARE REVENUE RECOGNITION, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product generally is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Services revenue is recognized as the service is performed assuming that sufficient evidence exist to determine the fair value of the services. Maintenance and support revenue is recognized ratably over the maintenance term. If evidence of fair value does not exist for all elements of a license agreement and future maintenance and support or Postcontract Customer Support ("PCS") is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

         Revenue from the sale of banner ads or sponsorship fees on the FreeAgent.com website is recognized ratably in the period in which the advertisement is displayed or the term of the sponsorship agreement, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Revenue from banner ads sold by third parties will only reflect the net amount due to the Company from the third party since the third party and not the Company has entered into the advertising contract with the advertiser. For the year ended December 31, 2000 revenue from the sale of banner ads and from sponsorship fees aggregated approximately $0.9 million.

         The Company has entered into several customer agreements involving the sale of banner ads or sponsorships fees on FreeAgent.com to companies from whom it purchased products or services under separate agreements. Although these transactions are governed by individual and distinct contracts, some are viewed as "nonmonetary" for accounting purposes. For the year ended December 31, 2000, approximately $0.3 million of the Company's total revenues derived from these types of transactions were considered to be nonmonetary. The Company recognizes revenue for arrangements involving nonmonetary exchanges of its services for services in accordance with EITF 99-17, which provides that companies should record revenue and expense for advertising transactions at fair value. Fair value is based upon cash received for similar transactions during the previous six months.

         The Company reports as revenue the fees it charges its FreeAgent e.office employees for services provided to those e.office employees. The Company reports as revenue only that portion of amounts due from the contracting businesses that the Company is entitled, by agreement with the e.office employees, to withhold in payment for back office and other administrative services provided to them. This accounting policy is appropriate because the Company believes it has limited risk, reward, or substantive obligations under its agreement with the contracting business.

         The Securities and Exchange Commission issued Staff Accounting Bulleting No. 101, "Revenue Recognition in Financial Statements" (SAB 101), on December 3, 1999. SAB 101 provides additional guidance on the application of existing generally accepted accounting principles to revenue recognition in financial statements. SAB 101 establishes more clearly defined revenue recognition criteria than previously existing accounting pronouncements. SAB 101 was adopted by the Company during the year ended December 31, 1999. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial position or results of operations.

(e) Cost of Revenue

         Cost of revenue includes salaries paid to employees and consultants who provide implementation, customer support and training to the Company's Workforce360 enterprise software customers, as well as costs associated with administering the Company's FreeAgent.com services including certain technical personnel and telecommunications charges.

(f) Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with maturity dates of less than five months.

(g) Accounts Receivable and Accrued Wages Payable

      Accounts receivable includes the gross billings owed by contracting businesses using the services of the Company's FreeAgent e.office employees. Accrued wages includes the gross billings that the Company collects for the services its FreeAgent e.office employees provide to these contracting businesses, less the initial sign up fee and the monthly fees owed to the Company by the e.office employees. For the year ended December 31, 2000, the gross billings owed to contracting businesses and included in accounts receivable was approximately $3.4 million, and the accrued wages was approximately $3.7 million.

(h) Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the lesser of the estimated useful lives of the related assets, generally ranging from three to five years, or the shorter lease term if applicable. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

(i) Impairment of Long-Lived Assets

         The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are less than the assets' carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair market value, less cost to sell. Since the Company's inception through December 31, 2000, no impairment losses have been identified.

(j) Goodwill and Other Intangible Assets

         Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, trademarks, and core technology. The Company regularly performs reviews to determine if the carrying value of the goodwill and other intangible assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three years. During the year ended December 31, 2000, approximately $12.7 million of goodwill was amortized.

(k) Product and Website Development Costs

         The Company accounts for product development costs in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated useful lives of the related products. Technological feasibility is established upon completion of a working model. Through December 31, 2000 the Company has capitalized approximately $1.7 million of product development cost and is amortizing the costs on a straight-line basis over the estimated three-year life of the product. During the year ended December 31, 2000, the Company has amortized $0.1 million of capitalized development cost. The unamortized balance at December 31, 2000 is $1.6 million.

(l) Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse. (See Note 9).

(m) Stock Based Compensation

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

(n) Segment Information

         The Company discloses information regarding segments in accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. (See Note 12).

(o) Comprehensive Income

         The Company reports comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holdings gains and losses, net of related tax effects, on available for sale securities to be included in other comprehensive income until realized. The Company has $3,000 of accumulated other Comprehensive Loss as of December 31, 2000.

(p) Fair Value of Financial Instruments

         The following summary disclosures are made in accordance with the provisions of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." Fair market value is defined in the statements as the amount at which an instrument could be exchanged in a current transaction between willing parties. The carrying amounts of accounts receivables, prepaid expenses, other assets, accounts payable and accrued expenses approximate fair market value due to the short-term maturity of these instruments.

         The Company utilizes a line of credit to purchase equipment and to back certain financial obligations. Borrowings under the line of credit have variable rates that reflect currently available terms and conditions for similar debt. The carrying value of this debt is a reasonable estimate of its fair value.

(q) Postemployment Benefits

         The Company reports postemployment benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." SFAS No. 112 establishes standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits include, but are not limited to, salary continuation, supplemental employment benefits and disability related benefits. The Company has recognized an obligation of approximately $0.3 million to provide postemployment benefits to former employees.

(r) Basic and Diluted Net Loss per Share

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

         Pursuant to SAB No. 98, all options, warrants or other potentially dilutive instruments issued for nominal consideration are required to be included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. As of December 31, 2000, the Company has recorded the fair market value of all equity instruments issued for all periods presented and, accordingly, does not have any nominal issuances. Common equivalent shares consist of the incremental common shares issuable upon the conversion of the Company's preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

(s) Recent Accounting Pronouncements

         On March 31, 2000 the Financial Accounting Standards Board issued FASB interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25. FIN 44 generally applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provision related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. To the extent that events covered by FIN 44 occur after the applicable date but prior to July 1, 2000, the effects of applying FIN 44 shall be recognized on a prospective basis. Accordingly, no adjustments shall be made upon initial application of FIN 44 to financial statements for periods prior to July 1, 2000. The Company has determined that the adoption of FIN 44 did not have a material effect on the Company's operating results.

NOTE 2. ACCOUNT RECEIVABLE, NET:

         At December 31, 2000 and 1999 the breakdown of accounts receivable was as follows:

                                                                     December 31      December 31
                                                                         2000            1999
                                                                     -----------      -----------
         Billed receivables                                              $ 4,646        $ 1,267
         Unbilled receivables                                              1,192          1,047
                                                                         -------        -------
                                                                           5,838          2,314
         Less allowance for doubtful receivables                            (328)            (0)
                                                                         -------        -------
                  Total                                                  $ 5,510        $ 2,314
                                                                         =======        =======

         Changes in the allowance for doubtful receivables were as follows:

                                                                       December 31    December 31
                                                                            2000           1999
                                                                       -----------    -----------
         Beginning balance                                               $     0        $     0
         Provision for doubtful receivables                                  328              0
         Write-offs                                                            0              0
                                                                         -------        -------
         Ending balance                                                     (328)            (0)
                                                                         =======        =======

NOTE 3. ACQUISITIONS

1999

The Churchill Benefit Corporation

         On May 27, 1999, the Company acquired 100% of the outstanding common stock of The Churchill Benefit Corporation ("Churchill") in exchange for 946,474 shares (the "Initial Shares") of the Company's common stock valued at approximately $1.849 per share, or $1.75 million.

         Under the terms of the agreement an additional 405,631 shares of the Company's common stock were placed in escrow at the time of the closing, and those shares and up to an additional $0.85 million of the Company's common stock would have been issued to the former owners of Churchill 18 months after the date of closing, the issuance date, had certain conditions been met. The milestone stipulated under the agreement was not achieved as of May 27, 2000, the measurement date, as required, and the former owner will not receive the escrow shares or the additional shares of the Company's common stock. The Company will therefore not record any additional expense relating to these shares.

         The acquisition has been accounted for using the purchase method and, accordingly, the results of operations of Churchill are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Churchill's historical assets and liabilities based on the carrying values of the acquired assets and liabilities, as these carrying values are estimated to approximate fair market value of the assets acquired and liabilities assumed. Goodwill of $2.1 million was created as a result of the Churchill transaction and is being amortized over three years. The accumulated amortization as of December 31, 2000 was $1.2 million. The goodwill was calculated as follows (in thousands):


Value of Initial Shares                                                $1,750
Acquisition costs                                                         297
Negative net assets acquired                                               66
                                                                       ------

Excess purchase price over net assets acquired                         $2,113
                                                                       ======

2000

IndustryInsite.com

         On January 10, 2000, the Company acquired from Brainstorm Interactive, Inc. ("Brainstorm") all of the assets and liabilities related to Industryinsite.com, a website operated by Brainstorm, for an aggregate cash purchase price of $1.0 million. The purchase price was paid as follows: $0.65 million on closing and $0.35 million on April 12, 2000. The Company allocated the purchase price to intangible assets, which is being amortized over three years. The accumulated amortization as of December 31, 2000 was $0.3 million.

Ithority Corporation

         On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2.0 million, or $8.21 per share, plus cash payments of $0.25 million paid on closing and $0.25 million paid in the second quarter of 2000.

         The former shareholders of Ithority were also entitled to up to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares"), plus $4.0 million of the Company's common stock payable one year from the date of closing based upon the then fair market value of the Company's common stock (the "Ithority Additional Shares"). On January 10, 2001 as part of the $4 million issuance the Company issued 196,865 shares of common stock valued at $0.1 million, or $0.55 per share, to certain of the former stockholders of Ithority Corporation and paid $0.07 million, or $0.1 per share, for the combined shares of approximately 7,254,240 representing the Ithority escrow shares of 178,240 and shares of approximately 7,076,000 valued at $3.9 million, or $0.55 per share, that would have been issued to the former shareholders.

         Approximately 178,240 of the Ithority Escrow Shares and 97% of Ithority Additional Shares payable to certain selling shareholders were subject to three year vesting agreements under which the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholders are no longer employed by the Company. The Company has recorded deferred compensation expense of $5.3 million for the fair market value of the Ithority Escrow shares, which are subject to these continued employment arrangements, and is amortizing such amount over the vesting period. During the year ended December 31, 2000, the selling shareholders terminated their employment with the Company. In January 2001, the escrow release date, the Company eliminated the unamortized deferred compensation it had previously recorded for the Ithority Escrow Shares.

         The Company has included the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company has not included the unvested portion of the restricted shares for purposes of calculating diluted earnings per share since such amounts are anti-dilutive.

         The Company accounted for the acquisition of Ithority using the purchase method and, accordingly, the results of operations of Ithority are included in the Company's consolidated financial statements from the date of acquisition. The purchase price has been allocated to Ithority's historical assets and liabilities based on the fair values of the assets acquired and liabilities assumed.

         The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of Ithority. The goodwill of $2.9 million created as a result of the Ithority acquisition is being amortized over three years. The accumulated amortization as of December 31, 2000 was $1.0 million. Actual fair values were based on financial information as of the acquisition date.
On the acquisition date the goodwill was calculated as follows (in thousands):

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

         The purchase price of PeopleMover consisted of 2,634,000 shares of Opus360 common shares valued at approximately $24.0 million, or $9.11 per share, plus the assumption by Opus360 of options to purchase shares of PeopleMover common stock, exchanged for options to purchase approximately 1,189,000 shares of Opus360 common stock. The options have been valued at approximately $7.9 million using the Black-Scholes pricing model. Such shares have an aggregate exercise price of approximately $5.2 million. The Company also incurred acquisition costs of approximately $0.66 million related to the merger.

         Approximately 342,000 shares issued to certain PeopleMover shareholders are subject to a three-year restricted stock vesting agreement, whereby the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event the shareholder is terminated for cause by the Company. The Company has included the vested portion of the restricted shares for purposes of calculating basic earnings per share. The Company has not included the unvested portion of the restricted shares for purposes of calculating diluted earnings per share since such amounts are anti-dilutive.

         The value of the 342,000 shares, which are subject to the vesting agreement, is approximately $3.1 million, which was recorded to deferred compensation expense and is being amortized over the term of the vesting agreement. As of December 31, 2000 the accumulated amortization was $1.0 million. During the year ended December 31, 2000, the selling shareholders terminated their employment with the Company resulting in the forfeiture of approximately one-third of the shares subject to the vesting agreement. In January 2001, on the escrow release date, the Company released and cancelled the escrowed shares that did not vest in accordance with the vesting agreement, and has eliminated the related unamortized deferred compensation recorded for those escrowed shares.

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

         The following financial information represents the allocation of the purchase price over historical net book values of the acquired assets and assumed liabilities of PeopleMover. The resulting goodwill is being amortized over three years. As of December 31, 2000 the accumulated amortization was $10.2 million. On the acquisition date the goodwill was calculated as follows (in thousands):

Value of shares not subject to restricted stock vesting agreement       $ 20,860
Valueof stock options issued, measured using the Black-Scholes
         pricing model                                                     7,875
Costs associated with acquisition                                            666
Negative net assets acquired                                               3,829
                                                                        --------
Excess purchase price over net assets acquired                          $ 33,230
                                                                         =======

Pro Forma Financial Information:

         The following table presents the Company's summary pro-forma consolidated financial information for the years ended December 31, 2000 and December 31, 1999 as if the Year 2000 acquisitions had occurred on January 1, 1999 (in thousands, except per share amounts).


    December 31, 2000
         Total revenue                                        $ 11,321
         Net Loss                                              (78,398)
         Pro-forma basic and diluted net loss per share       $  (1.95)

    December 31, 1999
         Total revenue                                        $  2,027
         Net loss                                              (53,167)
         Pro-forma basic and diluted net loss per share       $  (4.03)

NOTE 4. RELATED PARTY TRANSACTIONS

      On March 23, 2000 Richard S. Miller, the Company's President and Chief Operating Officer exercised stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. In connection with Mr. Miller's exercise of the options, the Company provided Mr. Miller with a secured full-recourse loan of $1.5 million at an annual interest rate of 7% per annum, compounded annually. The term of the loan is three years subject to acceleration upon the occurrence of an event of default, including the termination of Mr. Miller's employment with the Company for any reason whatsoever. The loan funded $0.79 million of the purchase price of $0.8 million paid by Mr. Miller in connection with his exercise of the options and $0.7 million of the federal and state withholding taxes arising as a result of the exercise.

      On November 21, 2000 the loan agreement between Mr. Miller and the Company was amended and restated. The Company increased the loan amount by $0.3 million to $1.8 million. The increase funded additional federal and state withholding taxes due as a result of the exercise of the stock options by Mr. Miller on March 23, 2000. In addition the note was restated to change Mr. Miller's obligation under the note from full-recourse to recourse, limited to the shares received upon the exercise of the stock options. The annual interest rate on the amended and restated loan is 7% per annum. The note receivable is included in stockholders equity on the Company's balance sheet as of December 31, 2000. As a result of the amendment to the loan agreement, the options exercised are now subject to variable plan accounting on a prospective basis. On December 31, 2000 the loan balance including accrued interest was $1.9 million.

         In February 2000, the Company entered into a software arrangement with Lucent Technologies Inc. ("Lucent"), a company whose, former Executive Vice President was a member of the Company's board of directors. The February agreement, which was subsequently modified to a license agreement, provides Lucent with a license to use the Company's Opus360 Workforce Management software solution. In addition, in February 2000, the Company also entered into a strategic relationship with Lucent, whereby Lucent would serve on its Customer Advisory Board and provide substantial assistance and practical advice to the Company in developing its Workforce360 management product. These transactions are discussed in greater detail in Note 11.

         In September 2000, the Company licensed a Private Labeled Site to Safeguard Scientifics, Inc., a shareholder of the Company, for $0.1 million.

NOTE 5. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                     December 31     December 31
                                       2000            1999
                                     --------        --------
Computer hardware and software       $  6,436        $  1,946
Computer Software                         680              __
Computer Software (FAS 86)              1,600              __
Leasehold improvements                  2,911           1,209
Furniture and Fixtures                  1,024              54
Other                                     175              __
                                     --------        --------
                                       12,826           3,209
Less accumulated depreciation          (3,313)           (219)
                                     --------        --------
         Total                       $  9,513        $  2,990
                                     ========        ========

         The Company amortizes computer hardware and software over the estimated three year useful lives of the assets. Computer software costs capitalized in accordance with SFAS No. 86 are amortized over the estimated three-year useful lives of the related products. Through December 31, 2000 the Company has capitalized approximately $1.7 million of product development cost and has amortized $0.1 million of the capitalized cost, which is included in accumulated depreciation. Leasehold improvements will continue to be amortized on a straight-line basis over the ten-year lease term. Furniture and fixtures are amortized over the estimated seven-year useful lives of the assets.

NOTE 6. CONCENTRATIONS

         At December 31, 2000 and December 31, 1999, five clients accounted for approximately $1.3 million and $0.4 million of accounts receivable, respectively. For the year ended December 31, 2000, five clients accounted for approximately $5.6 million or 50% of the Company's total revenue. These five clients included Lucent, which accounted for approximately 30% of the Company's total revenue.

NOTE 7. LINES OF CREDIT

         In February 2000 and June 2000, the Company borrowed $1.1 million and $0.7 million, respectively, as part of a $1.8 million equipment line of credit (the "Facility") with a bank. The annual interest rate on the Facility is equal to the bank prime rate plus 1.25%. The Company's current outstanding balance under this line at December 31, 2000 is $1.2 million with an interest rate of 10.75% per annum. The weighted average interest rate on the Company's credit facilities during the year ended December 31, 2000 was 10.19%.

NOTE 8. COMMITMENTS

Registration Rights:

         Beginning 180 days after the effective date of the Company's IPO, certain holders of the Company's common stock and warrants will be entitled to have their shares registered under the Securities Act of 1933 upon written demand in certain circumstances. The Company will be responsible for all expenses in connection with the registration rights.

Advertising Agreements:

         In December 1999 and during the first and second quarter of 2000, the Company entered into several agreements with various media companies and their affiliated Internet sites pursuant to which the parties agreed to promote their respective content, products and services, jointly develop various co-branded websites and feature the Company's services within those co-branded sites. The Company agreed to spend in the aggregate a minimum of $0.2 million in development costs, approximately $12.4 million in advertising through March 2005 to market the site, and an additional $2.0 million in integration fees. In addition the terms of the agreements allowed the Company to share in the revenue generated on some of the co-branded sites.

         In October 2000, the Company restructured several of its co-branding and advertising agreements. Under the revised agreements, the Company has agreed to purchase an aggregate of $6.3 million in advertising from various media companies and their affiliated Internet sites through September 2002. Approximately $3.6 million of the advertising commitment is contingent on the delivery of a specified number of monthly impressions, which if not delivered can result in a termination of the commitment. As of December 31, 2000, the Company has purchased and expensed $1.9 million of the $6.3 million advertising commitment. The Company will expense the remaining advertising commitment of $4.4 million upon the delivery of the required amount of advertising impressions.

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

         In November 2000, the Company entered into a three-year agreement with Mr. Roger Sparks, who assumed the role of Senior Vice President and Chief Marketing Officer, which obligates the Company to pay an annual salary of $0.2 million. The agreement further provides that Mr. Sparks will be eligible for annual bonuses of not less than $0.1 million per year. In connection with the employment agreement Mr. Sparks was granted an incentive stock option to purchase 150,000 of the Company's common stock, which vest over three years and have a strike price of $0.34.

         In December 2000, the Company amended its employment agreement with Mr. Pat Moore, who assumed the role of Senior Vice President, Sales, which obligates the Company to pay an annual salary of $0.2 million. The agreement further provides that Mr. Moore will be eligible for an annual bonus of approximately $0.1 million for 2001.

Operating Leases:

         The Company leases certain computer and office equipment and office space under noncancellable operating leases expiring at various dates through 2009.

         On September 13, 1999, the Company signed a new lease for office space. In connection with signing the new lease, the Company provided the landlord a letter of credit for $0.7 million, which is issued under the Company's line of credit. The Company also has leases for office space for its Florida and California offices. The table below includes amounts related to the Company's lease obligations.

         Future minimum annual lease payments under noncancellable operating leases as of December 31, 2000 are as follows (in thousands):

                                     Leasehold           Operating
                                       Lease               Lease
                                    Obligations         Obligations
                                    -----------         -----------
                   2001             $1,424             $  508
                   2002              1,078                164
                   2003                651                  -
                   2004                674                  -
                   2005                748                  -
             Thereafter              3,262                  -
                                    ------             ------
                                    $7,837             $  672
                                    ======             ======

NOTE 9. INCOME TAXES

         The Company has not recorded a provision for income tax expenses, as it has incurred net operating loss for each period since inception.

         The difference between the total expected tax expense (benefit) (using the statutory rate of 34%) and tax expense for the years ended December 31, 2000 and December 31, 1999 is accounted for as follows (in thousands):

                                                      Years ended
                                                      December 31
                                                  2000            1999
                                                --------        -------
Computed expected tax expense (benefit)         $(25,812)       $ (9,542)
State taxes net of federal income benefit         (5,338)         (1,672)
Expenses not deductible for tax purposes              54             243
Goodwill amortization                              3,998              --
Lapse of restricted stock                            880              --
Other                                             (1,309)           (296)
Change in valuation allowance                     27,527          11,267
                                                --------        --------
Total expense (benefit)                         $     --     $        --
                                                ========        ========

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2000 and December 31, 1999 are as follows (in thousands):

                                                        Years ended
                                                        December 31
                                                  2000             1999
                                                 --------        --------
Deferred tax assets:

         Net operating loss carryovers           $ 42,706        $ 10,692
         Accrued expenses                             252             377
         Fixed Assets                                 181              --
         Deferred Compensation                      3,294             576
         Allowance for doubtful accounts              147              --
         Amortization                                 108              --
         General business credit carryover            206              --
         Other                                          4              25
                                                 --------        --------

Gross tax assets                                   46,898          11,670
Valuation allowance                               (46,259)        (11,663)
                                                 --------        --------
Net deferred tax asset (liability)                    639               7
                                                 --------        --------

Deferred tax liabilities:

         Fixed assets                                  --              (7)
         Capitalized software                        (639)             --
                                                 --------        --------
Gross deferred tax liabilities                       (639)             (7)
                                                 --------        --------
Net deferred tax asset (liability)               $     --        $     --
                                                 ========        ========

         The Company has incurred net operating losses of approximately $100 million since inception, which gives rise to substantially all of its $46.9 million gross deferred tax asset. Net operating loss carryovers will expire in varying amounts through 2020 if unused prior to expiration. The Company has also generated capital loss and general business credit carryforwards, which will expire in varying amounts if unused prior to expiration. A valuation allowance has been established due to uncertainty regarding whether the Company will generate sufficient taxable earnings to utilize the available carryovers. The Tax Reform Act of 1986 contains certain provisions, which may limit the net operating loss carryforwards, capital loss carryforwards, and general business credit carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The Company has not assessed the impact of these provisions on the availability of the Company loss carryovers.

         In assessing the realizibility of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which the deductible temporary differences giving rise to the deferred tax assets become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning in making these assessments. A full valuation allowance has been taken against the Company's net deferred tax asset since management considers that it is most likely than not, that such assets will be utilized.

         During 2000 and 1999 the valuation allowance increased by $34.6 million and $11.7 million respectively. Approximately $5.5 million of this increase was due to a change in the Company's deferred tax assets due to acquisitions of the Company's PeopleMover and Ithority subsidiaries. An additional $1.6 million of the increase was due to a deductible permanent difference attributable to the exercise of stock options and warrants. Of the total deferred tax assets of $46.9 million existing on December 31, 2000, subsequently recognized tax benefits, if any, in the amount of $1.9 million will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options and warrants included in the Company's net operating loss carryforward.

NOTE 10. BASIC AND DILUTED NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                         Years ended
                                                         December 31
                                                    2000               1999
                                                 ------------        --------
Numerator:
 Net loss                                        $    (75,917)       $(29,390)
                                                 ============        ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                       40,084          10,083
                                                 ============        ========
 Basic and diluted net loss per share            $      (1.89)       $  (2.91)
                                                 ============        ========


         Basic and diluted net loss per share excludes the effect of 405,631 escrowed shares of contingently issuable shares of common stock in connection with the acquisition of Churchill, as the conditions surrounding the release of the shares were not satisfied. Diluted net loss for the years ended December 31, 2000 and December 31, 1999 does not include the effect of options and warrants to purchase 17,627,492 and 7,493,153 shares of common stock, respectively, or 367,044 unvested escrowed shares of common stock issued to former shareholders of Ithority and PeopleMover. Diluted net loss per share for the year ended December 31, 1999 does not include 25,441,000 shares of common stock issuable upon the conversion for Series A and B preferred stock on an "as-if converted" basis, respectively, as the effect of their inclusion is anti-dilutive for that period.

         Pro forma basic and diluted loss per share is computed by assuming the conversion of all convertible preferred stock into common stock as if such shares were outstanding from their respective dates of issuance. The following table sets forth the computation of the Company's pro forma basic and diluted loss per share (in thousands, except per share amounts):

                                                             Years ended
                                                             December 31
                                                       2000             1999
                                                      --------        --------
Numerator:
 Net loss                                             $(75,917)       $(29,390)
                                                      ========        ========
Denominator:
 Weighted average shares                                40,084          10,083
  Assumed conversion of preferred stock
         Series A                                        3,294          11,962
         Series B                                        3,449           4,279
                                                      --------        --------
                                                        46,827          26,324
                                                      ========        ========
 Pro forma basic and diluted net loss per share       $  (1.62)       $  (1.12)
                                                      ========        ========

The following table presents our quarterly results for each of the four quarters ended December 31, 2000 and 1999:

Quarterly Financial Data (Unaudited)

                                         Three Months Ended
                              (in thousands, except per share amounts)

                                        December 31     September 31         June 30         March 31
                                           2000            2000               2000             2000
                                        -----------     ------------       ---------        ---------
Revenue                                 $     4,680     $     3,324        $  2,301         $    977
Net Loss                                    (13,308)        (17,576)        (20,016)         (25,017)
Basic and diluted net loss per
   share                                $     (0.27)    $     (0.35)       $  (0.41)        $  (0.64)
Shares used in computing basic
   and diluted net loss per share            49,703          49,793          48,819           38,879


                                        December 31     September 31         June 30         March 31
                                           1999            1999               1999             1999
                                        -----------     ------------        ---------       ---------
Revenue                                 $      178      $       177         $    64        $       -
Net Loss                                   (16,895)          (6,804)         (3,690)          (2,001)
Basic and diluted net loss per
   share                                    $(0.47)          $(0.25)         $(0.17)          $(0.10)
Shares used in computing basic
   and diluted net loss per share           35,953           26,832          22,289           20,040

NOTE 11. STOCKHOLDERS' EQUITY

Convertible Preferred Stock:

            On April 7, 2000 the Company's Series A convertible preferred and Series B convertible preferred stock were converted to common shares concurrent with the Company's initial public offering. These shares were convertible on a
1.5 for 1.0 basis, subject to anti-dilution protection and had preference to the Company's common stock in the event of liquidation. The 8,677,000 Series B convertible preferred shares were issued in September 1999, to various third parties for $40 million, or $4.61 per share. The 8,284,000 Series A convertible preferred stock were issued from January through March 1999 for $10.4 million, or $1.25 per share.

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

         As consideration for the above services, Greenhill received 1) warrants to immediately purchase 450,000 shares of the Company's common stock at an exercise price of $3.07 per share upon the commencement of the Initial Term, and was entitled to receive 2) additional warrants to immediately purchase 450,000 shares of the Company's common stock at the then fair market value upon the earlier of the commencement of the First Renewal Term or the pricing of a qualified IPO, and 3) warrants to immediately purchase 450,000 shares of the Company's common stock at the then fair market value upon commencement of the Second Renewal Term.

         In connection with the issuance of the Greenhill Initial Term warrants, the Company recorded a pre-paid expense of approximately $0.6 million representing the fair market value of the warrants calculated using the Black-Scholes pricing model and was amortizing this amount over the Initial Term of the agreement.

         In May 2000, Greenhill exercised the Initial Term warrants for a combination of cash and the surrender of a portion of the warrants.

         In January 2000, the Company completed the acquisitions of IndustryInsite.com and Ithority Corporation (see Note 3) and, accordingly, the Company expensed any previously unamortized amounts associated with the Initial Term warrants. The unamortized amount expensed in the quarter ended March 31, 2000 was $0.2 million. Additionally, the Company issued to Greenhill the First Renewal Term warrant to purchase 450,000 shares of the Company's common stock at an exercise price of $8.21 per share. In connection with the First Renewal Term warrant the Company recorded a pre-paid expense of approximately $0.84 million calculated using the Black-Scholes pricing model. The Company is amortizing this amount over one year, which is the Company's best estimate of the length of the First Renewal Term. As of December 31, 2000 the accumulated amortization for the First Renewal Term warrant is $0.8 million.

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

Lucent:

         In February 2000, the Company entered into an agreement with Lucent Technologies Inc. ("Lucent"), a company whose, former Executive Vice President was a member of the Company's board of directors. The February agreement, which was subsequently modified to a license agreement, provides Lucent with a license to use the Company's Opus360 Workforce Management software solution. In accordance with the terms of the agreement Lucent has licensed the Company's Opus360 Workforce Management software solution, and purchased professional services and postcontract customer support.

         In February 2000, the Company also entered into a strategic relationship with Lucent, whereby Lucent would serve on its Customer Advisory Board and provide substantial assistance and practical advice to the Company in developing its Opus360 Workforce Management product in exchange for two warrants to purchase shares of the Company's common stock. The warrants are not subject to restrictive vesting. The first warrant entitles Lucent to purchase up to 225,000 shares of the Company's common stock at the exercise price of $3.33 per share for one year from the date of grant. In connection with the granting of the first warrant to Lucent on February 7, 2000, the Company recorded a prepaid expense of approximately $1.3 million, representing the fair market value of the warrant calculated using the Black-Scholes pricing model, which will be amortized over a term of two years. The accumulated amortization as of December 31, 2000 was $0.6 million. The second warrant is exercisable for a three-year period commencing on the 240th day after the effective date of the Company's IPO. The exercise price of the second warrant is equal to the average market price of the Company's common stock during the 10 trading days immediately preceding the date the warrant first became exercisable. The number of shares issuable upon the exercise of the second warrant was determined by dividing $2.7 million by the present value of a warrant to purchase one share of the Company's common stock, as determined by the Black-Scholes option pricing model, with the strike price assumed to be the actual exercise price and the volatility rate assumed to be 100%. On December 3, the determination date of the second warrant as provided in agreement, the Company recorded a prepaid expense of $2.4 million representing the Black-Scholes pricing model fair market value of a warrant to purchase 5,531,250 shares of common stock at an exercise price of $0.74. The Company is amortizing the second warrant over a two-year period.
As of December 31, 2000 the accumulated amortization was $0.1 million.

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

Stock Options:

         In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Director Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Director Plan authorize the granting of 7.5 million and 1.13 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of 2.25 million shares to participating employees. The 1999 Plan authorized the granting of 6.2 million options and provide for option terms not to exceed ten years. During the year ended December 31, 2000 the Company granted approximately 9,070,000 options with exercise prices ranging from $0.31 to $11.00.

           For the year ended December 31, 1999, the Company recorded deferred compensation of approximately $5.8 million and during the first quarter of 2000, the Company recorded additional deferred compensation of $8.3 million, primarily related to options granted to its new President, Executive Vice President Software & Technology, and in connection with granting options to employees and board members. During the year ended December 31, 2000, the Company has recorded amortization expense for equity-based compensation of $5.4 million relating to options granted to employees and non-employees. During the year ended December 31, 2000 the Company reduced the amount of the deferred compensation it had previously recorded, by approximately $2.2 million, representing the unamortized deferred compensation for employees who were issued stock options and are no longer employed by the Company.

         The Company expects to amortize unamortized deferred compensation expense of approximately $5.7 million at December 31, 2000, as follows (in thousands):

         For the year ending December 31, 2001                $ 2,588
         For the year ending December 31, 2002                $ 2,588
         For the year ending December 31, 2003                $   485

         In connection with the granting of approximately 32,250 stock options in the first quarter of 2000 to non-employees, the Company recorded deferred compensation expense of approximately $29,000 for the quarter ended March 31, 2000. These options have been issued under the 1998 Stock Option Plan and generally vest over three to four years. The Company will amortize deferred compensation for those options issued to non-employees in accordance with EITF 96-18, and will adjust compensation expense recognized to the fair market value of the options at each interim reporting date over which the options vest. Fair market value at each date of grant and interim reporting period is calculated using the Black-Scholes pricing model.

         The following transactions occurred with respect to the Company's stock option plans (in thousands, except the weighted average exercise price):

                                                    Weighted
                                                    Average
                                       Shares     Exercise Price
                                      --------    --------------
Stock Option Plans:
         Granted                        1,425     $   0.55
         Cancelled                          -            -
                                      --------    ---------

Outstanding, December 31, 1998          1,425     $   0.55
         Granted                        4,675         1.15
         Cancelled                       (732)       (0.63)
         Exercised                        (28)        0.33
                                      --------    --------

Outstanding, December 31, 1999          5,340     $   1.09
         Granted                        9,070         6.60
         Cancelled                     (3,924)       (4.83)
         Exercised                       (908)        0.86
                                      --------    --------
Outstanding, December 31, 2000          9,578     $   2.04
                                      ========

         The following table summarizes information concerning outstanding options at December 31, 2000 (share amounts in thousands):

                               Options Outstanding                                      Options Exercisable
                        --------------------------------                       -------------------------------
                                          Weighted-
                                           Average              Weighted-                            Weighted-
     Range of           Number            Remaining              Average            Number            Average
  Exercise Price     Outstanding      Contractual Life       Exercise Price       Outstanding     Exercise Price
----------------     -------------    -----------------     ----------------      ------------    ---------------
 $0.05 - $0.50               2,780             9.23                $0.35              977         $      0.33
 $0.83 - $1.85               1,062             8.56                $1.71              357         $      1.47
 $2.31 - $4.75               3,072             9.43                $3.53              377         $      3.39
 $7.29 - $8.75                 168             9.07                $8.01               39         $      8.07
 $9.11 - $11.00              2,496             9.19                $9.83              524         $     10.17
                     -------------                                                ------------
                             9,578                                                  2,274
                     =============                                                ============

         Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, the pro forma amounts of the Company's net loss and net loss per share would have been as follows for the years ended December 31, 2000 and 1999 and the period from August 17, 1998 (inception) to December 31, 1998 (in thousands, except per share amounts):

                                                            2000              1999             1998
                                                         ----------        -----------       ----------
Net loss - as reported                                   $   75,917        $   29,390        $   1,035
Net loss - pro forma                                         88,217            30,273            1,039
Basic and diluted net loss per share - as reported            (1.89)            (2.91)           (0.11)
Basic and diluted net loss per share - pro forma         $    (2.20)       $    (3.00)       $   (0.11)

         For the year ended December 31, 2000 the fair value of each option was estimated on the date of grant using the fair value method of SFAS No. 123, and for the year ended December 31, 1999 and the period from August 17, 1998 (inception) to December 31, 1999 the fair value of each option was estimated on the date of grant using the minimum value method with the following assumptions:

                                                    2000               1999               1998


                                                -------------      -------------     -------------
         Average risk-free interest rate        5.75% ~ 6.25%      4.63% ~ 5.42%     4.68% ~ 5.07%
         Dividend yield                              0.0%              0.0%                0.0%
         Average life                              5 years           6.8 years           6.9 years

NOTE 12. SEGMENT INFORMATION

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

         FreeAgent.com is a web-based talent exchange where businesses can find independent professionals and independent professionals can find work. Businesses can post project requirements and get responses from the over 180,000 independent professionals registered on the site. Businesses can also search directly for independent professionals with specific skills. Free agents can create personalized electronic resumes called e.portfolios that describe their skills. They can also search for work from among the many projects posted on the site.

         The FreeAgent e.office service provides independent contractor management services to corporations and back office services for independent professionals. E.office is a management service that enables companies to expand their available skilled labor pool by reducing the cost, complexity and risk of using independent professionals. E.office reduces tax and regulatory risk by turning 1099 independents into W-2 employees of e.office. E.office reduces administrative complexity by replacing contracts and invoices for each independent professional with a single contract and monthly invoice for all the company's independents. E.office also costs less than many other management services.


o        APPLICATION AND PROCUREMENT SERVICES:

     Opus360 has combined what was formerly referred to as OpusXchange.com and OpusRM into one platform called WORKFORCE360-TM-. WORKFORCE360-TM- is a family of eBusiness software and services from Opus360 that helps companies better utilize their workforce of skilled professionals and reduce the cost of acquiring additional talent. It includes:

     - OPUS360 WORKFORCE MANAGEMENT-TM- - resource management software that helps companies better utilize their workforce and reduce turnover.
     - OPUS360 WORKFORCE PROCUREMENT-TM- - vendor management software that reduces the time, cost, and risk of hiring skilled professionals through outside agencies.
     - FREEAGENT.COM - a web-based talent exchange where businesses can find independent professionals.
     - E.OFFICE - a management service that reduces the cost, complexity and risk of using independent professionals.

     WORKFORCE360 software and services can be used individually or as an end-to-end integrated solution for managing and acquiring skilled professionals. This enables businesses to solve their most pressing human capital management challenges immediately and expand into other solutions later.
         The Company's accounting policies for these segments are the same as those described in Note 1 - Organization and Summary of Accounting Policies, above.

         The table below presents information about segments used by the chief operating decision-maker of Opus360 for the years ended December 31, 2000 and December 31, 1999 (in thousands):

                                      Application and
                                        Procurement       FreeAgent
                                         Services          Services          Total
                                       ------------      ------------     -----------
2000:
      Revenue                          $   9,157         $   2,125        $  11,282
      Gross (loss) profit                  7,433             1,744            9,177
      Net loss before equity-based
         Compensation charges            (35,396)          (32,543)         (67,939)
      Total assets                     $  83,090         $   4,542        $  87,632

1999:
      Revenue                          $      __         $     419        $     419
      Gross (loss) profit                     __               158              158
      Net loss before equity-based
         Compensation charges            (18,943)           (7,999)         (26,942)
      Total assets                     $  37,864         $   2,852        $  40,716


         For the years ended December 31, 2000 and December 31, 1999, the reconciliation between segment net loss and net loss from operations is as follows (in thousands):

2000
         Segment net operating loss                    $ (67,939)
         Equity-based compensation                        (7,978)
                                                       ---------
         Enterprise net operating loss                 $ (75,917)

1999
         Segment net operating loss                    $ (26,942)
         Equity-based compensation                        (2,448)
                                                       ---------
         Enterprise net operating loss                   (29,390)


NOTE 13. EMPLOYEE BENEFIT PLAN

         During 2000 and 1999 the Company sponsored a 401(k) Defined Contribution Retirement Plan (the "Plan") under which substantially all full-time employees were eligible to participate. The Company made no matching contributions to the Plan during 2000 and 1999. In addition the Company's Churchill subsidiary provides a separate 401(k) plan for FreeAgent e.office members.

         The Churchill plan allows for employees to contribute up to 15% of eligible compensation and a discretionary match by the Company.

         The Company does not provide any post retirement benefits.

NOTE 14. SUBSEQUENT EVENTS

            The former shareholders of Ithority were also entitled to up to approximately 182,599 shares, which have been placed in escrow (the "Ithority Escrow Shares"), plus $4.0 million of the Company's common stock payable one year from the date of closing based upon the then fair market value of the Company's common stock (the "Ithority Additional Shares"). On January 10, 2001 as part of the $4 million issuance the Company issued 196,865 shares of common stock valued at $0.1 million, or $0.55 per share, to certain of the former stockholders of Ithority Corporation and paid $0.07 million, or $0.1 per share, for the combined shares of approximately 7,254,240 representing the Ithority escrow shares of 178,240 and shares of approximately 7,076,000 valued at $3.9 million, or $0.55 per share, that would have been issued to the former shareholders.

         On March 16, 2001, the Company entered into an Asset Purchase Agreement whereby they would purchase certain assets and assume certain liabilities of Mirronex Technologies, Inc. The offer was contingent upon satisfaction of certain conditions, including approval by the Bankruptcy Court of Mirronex's voluntary Chapter 11 bankruptcy filing and the purchase agreement, no higher bid by any other party and the delivery of the identified assets. The cash purchase price of $2.0 million will be reduced by a $0.8 million secured loan made to Mirronex in December 2000, the liabilities assumed and certain other deductions. The transaction is expected to close in the first half of calendar 2000 and will be treated as an asset purchase.

NOTE 15. CONTINGENCIES

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

Rescission Offer:

         As of December 31, 2000, the Company has granted options to purchase approximately 97,125 shares of its common stock to its FreeAgent e.office employees, which may not have complied with certain federal and state securities laws.

         As disclosed in the Company's Prospectus dated April 7, 2000, the Company intends to make a rescission offer to all the FreeAgent e.office employees. The Company intends to file a registration statement with respect to the rescission offer under applicable federal and state securities laws. In the rescission offer, the Company will offer to repurchase from the FreeAgent e.office employees all of the shares issued upon exercise of options by these employees before the expiration of the rescission offer registration statement, at the exercise price paid for these shares, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The Company will also offer to repurchase all of the unexercised options issued to these FreeAgent e.office employees at 20% of the option exercise price multiplied by the number of shares subject to such options, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement.

         Based on the number of options outstanding as of December 31, 2000, the Company could be required to pay to these FreeAgent e.office employees up to approximately $0.1 million, including interest, in connection with the rescission offer. The applicable securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered as required. Accordingly, if any FreeAgent e.office employees reject the rescission offer, the Company may continue to be contingently liable for the purchase price of these shares and options, which were not issued in compliance with applicable securities laws.

         Amounts related to this contingent liability are not reflected in the accompanying financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Reference is made to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning directors and executive officers and compliance with Section 16(a) of the Exchange Act, which information is incorporated herein by reference in response to this item.

ITEM 11.          EXECUTIVE COMPENSATION

         Reference is made to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning executive compensation, which information is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Reference is made to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning security ownership of each person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock, of each director of the Company and all executive officers and directors as a group, which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Reference is made to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year for information concerning certain relationships and related transactions, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 29 of this report.

         (2) Exhibits are incorporated herein by reference or are filed with this report as indicated on the Exhibit Index included herewith and commencing on page 59 of this report (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, who is duly authorized, in the City of New York, State of New York on this 16th day of March, 2001.

OPUS360 CORPORATION


 By:     /s/ Ari B. Horowitz

-----------------------------
Chairman and Chief Executive Officer
(Principal Executive Officer)




OPUS360 CORPORATION

By:      /s/ PETER SCHWARTZ

-----------------------------
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ari B. Horowitz and Peter Schwartz, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                                           TITLE                             DATE
---------                                           -----                             ----
/s/ ARI HOROWITZ                        Chief Executive Officer and
------------------                 Chairman of the Board of Directors          March 16, 2000
Ari Horowitz


/s/ RICHARD MILLER                     President and Chief Operating
------------------                           Officer                           March 16, 2000
Richard Miller


/s/JAMES CANNAVINO
------------------                          Director                           March 16, 2000
James Cannavino

-----------------
John Halvey                                 Director                           March __, 2000



------------
William Nuti                                Director                           March __, 2000


 /s/BRYAN PLUG
-------------------                         Director                           March 16, 2000
Bryan Plug


/s/ROGER WEISS
-------------------                         Director                           March 16, 2000
Roger Weiss


EXHIBIT INDEX


Exhibit No.       Description
 3.1*             Certificate of Incorporation of the Company.
 3.1A*            Certificate of Merger dated January 19, 2000 relating to the acquisition of Ithority
                  Corporation.
 3.1B*            Certificate of Merger dated February 24, 2000 relating to the acquisition of PeopleMover,
                  Inc.
 3.1C*            Certificate of Amendment to Certificate of Incorporation.
 3.2*             Amended and Restated Certificate of Incorporation of the Company.
 3.3*             Bylaws of the Company.
 3.4*             Amended Bylaws of the Company.
 4.1*             Certificate for Shares.
10.1*             Lease Agreement dated August 10, 1999, between the Company and Samson Associates, LLC as amended.
10.2*             Modification and Extension of Lease dated August 6, 1999, between the Company and Royal
                  Realty Corp.
10.3*             Employment Agreement dated April 1, 1999, between the Company and Ari B. Horowitz.
10.3A*            Amendment to Employment Agreement of Ari B. Horowitz dated September 2, 1999.
10.4*             Amended and Restated Employment Agreement dated March 6, 2000, between the Company and
                  Carlos B. Cashman.
10.5*             Loan and Security Agreement dated May 19, 1999, between Silicon Valley Bank and the
                  Company.
10.6*             Loan and Security Agreement dated August 17, 1999, between Silicon Valley Bank and the
                  Company.
10.7*             Amended and Restated Registration Rights Agreement dated March 16, 2000, among the
                  Company and the Security holders parties thereto.
10.8*             The Company's 1998 Stock Option Plan.
10.9*+            Letter Agreement dated October 15, 1999, between the Company and J.P. Morgan Corporation.
10.10*+           Letter Agreement dated November 21, 1999, between the Company and CareerPath.com, Inc.
10.11*            Standard Form of FREEAGENT E.OFFICE services agreement.
10.12*            Series A Securities Purchase Agreement dated December 24, 1998, among the Company and the signatories thereto.
10.13*            Series B Securities Purchase Agreement dated September 3, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.
10.14*            Agreement and Plan of Merger dated May 27, 1999, among the Company, The Churchill Benefit
                  Corporation, William Bahr and Churchill Acquisition Corp.
10.15*            Agreement and Plan of Merger dated January 30, 2000 among the Company, Opus PM
                  Acquisition Corp., PeopleMover, Inc. and the other parties thereto.
10.16*            Agreement and Plan of Merger dated January 19, 2000 among the Company, Ithority
                  Corporation and the other parties thereto.
10.17*            Asset Purchase Agreement dated as of January 12, 2000 among Brainstorm Interactive, Inc., the Company and the other parties thereto.
10.18*            Escrow Agreement dated as of February 24, 2000 among the Company, Suntrust Bank and
                  James L. Jonassen and Ali Behnam.
10.19*            Escrow and Pledge Agreement dated as of January 19, 2000 among SunTrust Bank, the Company and the other parties thereto.
10.20*            Amended and Restated Employment Agreement dated February 2, 2000, between the Company and
                  Richard S. Miller.
10.21*            Agreement between The Churchill Benefit Corporation and Automatic Data Processing.
10.22*            Employment Agreement dated February 29, 2000, between the Company and Allen Berger.
10.23*            Strategic Partner Registration Rights Agreement dated February 7, 2000 between the
                  Company and Lucent Technologies Inc.
10.24*            The Company's 2000 Stock Option Plan.
10.25*            The Company's 2000 Stock Option Plan for Non-Employee Directors.
10.26*            The Company's 2000 Employee Stock Purchase Plan.
10.27*            Registration Rights Agreement dated February 24, 2000 between the Company and the PM
                  Security holders.
10.28*            PeopleMover, Inc. 1999 Stock Incentive Plan.
10.29*            Stock Purchase Agreement dated February 28, 2000, between the Company and Dell USA



                  L.P.
10.30*            Form of Strategic Partner Registration Rights Agreement dated _______________ between the
                  Company and Dell USA L.P.
10.31*            Employment Agreement dated as of March 23, 2000 between the Company and Dr. Ram
                  Chillarege.
10.32*            Non-Statutory Option Agreement dated as of March 23, 2000 by and between the Company and
                  Dr. Ram Chillarege.
10.33*            Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 by and between the Company and Richard S. Miller.
10.34*            Promissory Note of Richard S. Miller.
10.34A            Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000
10.35*            Pledge Agreement between Company and Richard S. Miller.
10.35A            Amended and Restated Pledge Agreement dated as of November 21, 2000 between Company and
                  Richard S. Miller
10.36*            Form of Agreement between the Company and the FREEAGENT E.OFFICE employee.
10.37             Employment Agreement dated March 13, 2000 between the Company and Richard McCann
                  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated
                  March 31, 2000)
10.38             Employment Agreement dated May 2, 2000 between the Company and
                  Mary Anne Walk (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated June 30, 2000)
10.39             Employment Agreement dated May 15, 2000 between the Company and Wendy Reveri (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated June 30, 2000)
10.40             Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated June 30, 2000)
10.41             Employment Agreement dated September 7, 2000 between the
                  Company and Peter Schwartz (Incorporated by reference to
                  Exhibit 10.1 to our Quarterly Report on Form 10-Q dated
                  September 30, 2000)
10.42             Employment Agreement dated January 30, 2000 between
                  PeopleMover, Inc. and Patrick S. Moore
10.43             Assignment and First Amendment to Employment Agreement dated as of December 13, 2000 among PeopleMover, Inc., the Company and Patrick S. Moore
21.1              Subsidiaries of the Company.
24.1              Powers of Attorney (included on signature page).


-----------

* Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-93185.
+       We have been granted confidential treatment of certain provisions of this exhibit pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.