Form 10-K/A
period 2000-12-31
OPUS360 CORP
filed 2001-04-30
CIK 1099674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                      -----
                         SECURITIES EXCHANGE ACT OF 1934

                                       or

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 000-29793

                               OPUS360 CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                    13-4023714
                   --------                    ----------
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or                        Identification No.)
      organization)


              39 West 13th Street, 3rd Floor, New York, N.Y. 10011
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (212) 687-1086

                  ---------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:
                         Common Stock, $0.001 par value

        Securities registered pursuant to Section 12(g) of the Act: None
                  ---------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of February 28, 2001, there were 50,741,504 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the closing price for the Common Stock on the NASDAQ National Market on February 28,
2001) was approximately $17,252,111.


                    DOCUMENTS INCORPORATED BY REFERENCE:

                                   None.


In compliance with General Instruction G(3) to Form 10-K, Opus 360 Corporation., a Delaware corporation (the "Company" or "Opus360") hereby amends Items 10, 11, 12 and 13 of its Form 10-K for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 20, 2001, to add the additional information contained herein.


                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals were serving as directors and executive officers of the Company on April 20, 2001:

NAME                        AGE       POSITION WITH THE COMPANY
--------                  ------      --------------------------------------------
Ari B. Horowitz             32        Chairman of the Board and Chief Executive Officer, Director
Richard S. Miller           42        President and Chief Operating Officer, Director
Peter Schwartz              57        Executive Vice President and Chief Financial Officer
Jeanne Murphy               43        Executive Vice President, General Counsel and Secretary
Patrick Moore               50        Senior Vice President, Sales and Business Development
Carlos B. Cashman           29        Chief Technology Officer
James Cannavino1            55        Director
John K. Halvey2             39        Director
William R. Nuti1            36        Director
Brian Plug1                 43        Director
Roger J. Weiss2             60        Director

----------------------
1 Member of Audit Committee
2 Member of Compensation Committee

ARI B. HOROWITZ, our co-founder, has served as Chairman of the Board since inception, as Chief Executive Officer since April 1999 and as President from November 1999 to January 2000. From June 1998 to March 1999, Mr. Horowitz served as a Senior Managing Partner of USWeb/CKS. From March 1997 to June 1998, he served as President and Chief Financial Officer of Gray Peak Technologies, a network consulting company. From September 1994 to March 1997, he served as Chief Financial Officer and as Vice President, Finance and Business Development of ICon CMT Corp., an Internet service provider. From July 1992 until September 1994, Mr. Horowitz was a Principal and Director of Finance and Business Development of Conley Corporation, a developer of storage management software. Mr. Horowitz currently serves as a director of NetVendor Systems, a provider of e-markets for the industrial, electronics and automotive sectors.

RICHARD S. MILLER has served as our President and Chief Operating Officer and as a director since February 2000. From December 1998 to January 2000, he served as President of the Global Services Division at AT&T which provides telecommunication services to AT&T's largest corporate clients. From September 1995 to November 1998, he was Vice President of the Eastern Region in Global Services and served as a member of the leadership team of AT&T's Business Services Unit. From January 1995 to August 1995, he was Vice President and General Manager, Communications Services Division at Unisys Corporation. From January 1992 to December 1994, he served as Regional Vice President at Unisys. Prior to 1994, he held a series of sales, marketing and general management assignments at Unisys where he began his career in 1980.

PETER SCHWARTZ has served as our Executive Vice President and Chief Financial Officer since September 2000. From 1998 to 2000, he was Chief Financial Officer of InterWorld Corporation, an e-commerce company. From 1987 to 1998, he served as Chief Financial Officer of Computer Associates International, Inc., an enterprise software firm that he joined in 1983. During the period 1977 to 1983, he was a Corporate Audit Specialist and Financial Manager with Xerox Corporation. From 1974 to 1977, he was a Financial Programs Manager at the Rochester Institute of Technology. Mr. Schwartz currently serves as a director of General Semiconductor Inc., a leading manufacturer of power management devices.

JEANNE MURPHY has served as our Executive Vice President, General Counsel and Secretary since June 2000. Prior to joining Opus360, she was with Cendant Corporation from 1990 to 2000, where she served as Senior Vice President and Corporate Counsel. From 1985 through 1990, she was an associate at the New York law firm of Battle Fowler and from 1981 through 1985 she was associated with the New York law firm of Hawkins, Delafield & Wood.

PATRICK MOORE has served as our Senior Vice President of Sales and Business Development since January 2001 and as a Vice President of Business Development from August 1999 until December 2000. From May 1997 to August 1999, he served as Vice President of Sales for Softway, Inc. From May 1996 to April 1997 he was Vice President of North American Sales for ISOCOR Corporation. Mr. Moore also served as Vice President of Business Development for Platinum Technology from January 1995 to May 1996.

CARLOS B. CASHMAN, our co-founder, has served as Chief Technology Officer since November 1999, as a director from inception until January 2000, and as President from inception until November 1999. From June 1997 until June 1998, Mr. Cashman served as Chief Information Officer of Gray Peak Technologies. From February 1996 to June 1997, he served as Chief Technology Officer of Frankfurt Balkind Partners, an intranet and web design firm. From July 1994 to January 1996, he was Manager of UNIX Engineering at Conley Corporation, handling software development, hardware engineering and OEM contracts for Unix products.

JAMES CANNAVINO has served as a director since January 1999. Mr. Cannavino is Chief Executive Officer and Chairman of the Board of CyberSafe Corporation, a developer of software used for security applications. Prior to joining CyberSafe in March 1998, Mr. Cannavino served as President and Chief Operating Officer for Perot Systems Corporation. Until March 1995, he also held a variety of senior executive positions at IBM, serving as senior vice president for strategy and development at the time of his departure from IBM. Mr. Cannavino has served as a member of the IBM Corporate Executive Committee and Worldwide Management Council and as a member of the board of directors of IBM's Integrated Services and Solutions Company. He currently serves as Chairman of the Internet Technology Committee of Computer Concepts and as Chairman of the Board of Softworks, a provider of enterprise data, storage and performance management products and services. Currently, Mr. Cannavino is a member of the board of directors of Learn2.com, Inc. and Direct Insite, Inc.

JOHN K. HALVEY has served as a director since September 1999. John K. Halvey has served as a director since September 1999. Mr. Halvey currently serves as Executive Vice President at Safeguard Scientifics, Inc., a leader in identifying, developing and operating emerging technology companies through its extensive network of partner companies and private equity funds. Prior to joining Safeguard in June 1999, Mr. Halvey was a partner in the law firm of Milbank, Tweed, Hadley and McCloy, from 1994 to June 1999, where he was the head of its Business Technology Group.

WILLIAM R. NUTI has served as a director since June 1999. Since April 1992, Mr. Nuti has been employed by Cisco Systems in a variety of positions, most recently as Senior Vice President of World Wide Service Provider Operations. From May 1990 to April 1992, he served as a sales manager with Netrix Corporation, a developer of equipment for integrating voice, data and video transmission over networks. From May 1988 to April 1990, he was a sales manager at Network Equipment Technologies. From June 1982 to April 1988, he was employed in sales and as a senior sales staff member at IBM.

ROGER J. WEISS has served as a director since January 1999. Mr. Weiss was a founding principal and is currently a Senior Managing Director of Weiss, Peck & Greer Investments and chairman of all of the firm's mutual funds. Previously, he was associated with A.G. Becker & Co., Inc. and the law firm of Cleary, Gottlieb, Steen & Hamilton. He also was of counsel to the law firm of Schulte Roth & Zabel LLP. Mr. Weiss served as a trustee fellow of Cornell University for twenty years and is now a trustee emeritus. He is a member of the Board of Overseers of the Cornell Medical College. He previously serves as Vice Chairman of the Investment Committee of Cornell University.

COMMITTEES OF THE BOARD

The audit committee of the Board of Directors reports to the Board regarding the appointment of the Company's independent public accountants, the scope and results of its annual audits, compliance with accounting and financial policies and management's procedures and policies relative to the adequacy of internal accounting controls. The members of the audit committee appointed in February 2000 were Messrs. Cannavino, Nuti and Irwin Lieber. After Mr. Lieber's resignation from the Board of Directors of the Company, in September 2000, Mr. Plug was appointed to fill the vacancy on the audit committee.

The compensation committee of the Board of Directors reviews and makes recommendations regarding the Company's compensation policies and all forms of compensation to be provided to the Company's executive officers and directors. In addition, the compensation committee reviews bonus and stock compensation arrangements for all of the Company's other employees and administers the Company's equity compensation plans. The members of the compensation committee since February 2000 are Messrs. Halvey and Weiss.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Based on the Company's review of the copies of Forms 3, 4, and 5 it has received and written representations from certain reporting persons that they were not required to file a Form 5 for a specified fiscal year, except as set forth below, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2000.

John K. Halvey, a Director of the Company, inadvertently failed to file on a timely basis a Form 4 disclosing transactions occurring on April 12, 2000. The required Form 4 filing was made on May 26, 2000. On April 12, 2000 Mr. Halvey acquired 27,039 shares of the Company's common stock as a result of distributions from Safeguard Scientific, Inc., where he is an Executive Vice President, and acquired ten (10) shares of the Company's common stock at a price of $10.00 a share. On September 8, 2000, Peter Schwartz became an Executive Vice President and the Company's Chief Financial Officer. Mr. Schwartz filed an initial ownership report on Form 3 on September 19, 2000. Mr. Schwartz's Form 3 was due on September 18, 2000 and was filed one (1) day late as a result of a clerical error.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the annual and long-term compensation paid by the Company during Fiscal 2000 to the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company whose total compensation during Fiscal Year 2000 exceeded $100,000, and also includes two executives who, but for the fact that they were not serving as executive officers of the Company as of December 31, 2000 would have been included among the four most highly paid executives (collectively, the "Named Executive Officers"):

                                               ANNUAL COMPENSATION                    LONG-TERM COMPENSATION

                                                                                           Securities
                                                                        Other Annual       Underlying        All Other
                                            Salary          Bonus       Compensation      Options/SARs      Compensation
  Name & Principal Position      Year1        ($)            ($)            ($)2              (#)3              ($)
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Ari Horowitz,                    2000       241,667           0            778,378         1,021,299             0
Chief Executive Officer
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Richard S. Miller,               2000       229,167           0           2,254,245        1,718,800             0
President, Chief Operation
Officer
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Mary Anne Walk4                  2000       205,208           0                  0          491,299              0
Executive Vice President,
Human Resources
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Ram Chillarege5                  2000       193,269           0                  0          576,543              0
Executive Vice President
Software & Technology
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Patrick Moore                    2000       141,708         7,500                0          185,995              0
Senior Vice President
Sales & Business Development
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Wendy Petty6                     2000       178,910         40,000               0           30,750              0
Senior Vice President, Sales
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------
Edyse Vogel7                     2000       145,973         40,000               0          134,501            13,500
Senior Vice President,
Operations
------------------------------- -------- -------------- --------------- -------------- ------------------- ---------------

---------------------------------

1 The Company commenced operations in late 1998 and became a publicly traded company in 2000.

2 Except as set forth below, other compensation in the form of perquisites and other personal benefits has been omitted as the aggregate amount of such perquisites and other personal benefits constituted the lesser of $50,000 or 10% of the total annual salary and bonus for each executive officer for such year. Amounts shown represent income recognized from stock options exercised; stock purchased through such exercises continues to be held by the executive officer. $54,245 of Other Annual Compensation received by Mr. Miller represents legal fees by paid by the Company on Mr. Miller's behalf in connection with his employment agreement.

3 The Company has not issued any stock appreciation rights or made any long-term incentive plan payments to any Named Executive Officers in Fiscal Year 2000.

4    As of March 31, 2001 Ms. Walk retired from the Company.

5    As of April 20, 2001, Dr. Chillarege resigned from the Company.

6    As of October 13, 2000, Ms. Petty resigned from the Company.

7 As of December 1, 2000, Ms. Vogel resigned from the Company. As set forth above as All Other Annual Compensation, Ms. Vogel received a separation payment from the Company in the amount of $13,500.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information with respect to the stock option grants made during Fiscal 2000 to the Named Executive Officers. No stock appreciation rights were granted during Fiscal 2000.

                   Option/SAR Grants in Last Fiscal Year

----------------------- ---------------- ----------------- ------------ ------------ ----------------------------------
                                                                                            Potential Realizable Value at
                          Number of          Percent of                                     Assumed Annual Rates of Stock
                          Securities          Total                                          Price Appreciation for Option
                          Underlying       Options/SARs       Exercise                           Term(1)
                         Options/SARs       Granted to       or Base                               ($)
                            Granted        Employees in       Price        Expiration
Name                          (#)          Fiscal Year       ($/Sh)        Date                    5%            10%
----------------------- ---------------- ----------------- ------------ ------------ ----------------------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
Ari B. Horowitz          960,000              9.58             11.00    02/28/10             3,685,661   12,123,834
                          20,433              0.20              4.09    06/29/10                52,557      133,191
                          20,433              0.20              2.31    09/29/10                29,767       75,358
                          20,433              0.20              0.31    12/29/10                 4,067          10,228
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
Richard S. Miller        900,000              8.98              2.67    02/01/10            10,952,307   18,863,094
                         574,583              5.73              8.00    02/01/10             3,929,705    8,980,154
                          32,918              0.33              9.11    02/01/10               188,595      477,936
                         150,000              1.50              9.11    02/28/10               859,384    2,177,849
                          20,433              0.20              4.09    06/29/10                52,557      133,191
                          20,433              0.20              2.31    09/29/10                29,767          75,357
                          20,433              0.20              0.31    12/29/10                 4,067          10,228
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
Ram Chillarege           250,000              2.50              5.00    03/24/10             2,459,808    4,657,248
                         220,000              2.20             10.00    03/24/10             1,064,631    2,998,379
                          30,000              0.30             10.00    03/30/10               145,177      408,870
                          18,575              0.19              4.09    06/29/10                47,778      121,079
                          30,000              0.30              3.13    08/09/10                58,809      149,263
                          16,718              0.16              2.31    09/29/10                24,355       61,656
                          11,250              0.11              0.31    12/29/10                 2,239           5,631
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
Patrick Moore             60,395              0.61              9.11    02/13/10               346,017      876,874
                          15,000              0.15             10.00    02/29/10                72,588      204,435
                           4,675              0.04              4.09    06/29/10                12,025       30,474
                          75,000              0.75              3.13    08/09/10               147,022      373,158
                           4,675              0.04              2.31    09/29/10                 6,811       17,242
                          13,750              0.14              1.63    10/31/10                13,983       35,541
                          12,500              0.12              0.31    12/29/10                 2,488           6,257
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
Mary Ann Walk            172,500              1.72              9.11    02/01/10               988,292    2,504,526
                         157,500              1.57             10.00    02/29/10               762,179    2,146,566
                          70,000              0.70              4.94    05/31/10               217,472      551,116
                          20,433              0.20              4.09    06/29/10                52,557      133,191
                          30,000              0.30              3.13    08/09/10                58,809      149,263
                          20,433              0.20              2.31    09/29/10                29,767       75,357
                          20,433              0.20              0.31    12/29/10                 4,067          10,228
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------

Wendy Petty                4,500              0.05              8.00    01/13/01                22,640       57,374
                          15,000              0.15             10.00    01/13/01                94,334      239,061
                          11,250              0.11              4.09    01/13/01        28,937            73,332
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------
Edyse Vogel                4,501              0.05              8.00    12/01/00                22,645       57,387
                          75,000              0.75             10.00    12/01/00               471,670    1,195,306
                          12,500              0.12              4.09    12/01/00                32,152       81,480
                          30,000              0.30              3.13    12/01/00                59,053      149,652
                          12,500              0.12              2.31    12/01/00                18,159       46,019
----------------------- ---------------- ----------------- ------------ ------------ -------------- -------------------


1 Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future stock prices. This table does not take into account any appreciation or depreciation in the price of the Common Stock to date. Actual gain, if any, on stock option exercises will depend on future performance of the Common Stock and the date on which the options are exercised. Values shown are net of the option exercise price, but do not include deductions for tax or other expenses associated with the exercise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

The following table sets forth certain information with respect to the Named Executive Officers regarding stock option exercises as of December 31, 2000. No stock appreciation rights were exercised by any Named Executive Officer during Fiscal Year 2000 and no stock appreciation rights were outstanding as of December 31, 2000.

     Aggregated Option/SAR Exercises in 2000 and Year-End Option Values

                                                     Number of Securities         Value of Unexercised
                         Shares                      Underlying Unexercised       In-the-Money Options
                         Acquired on    Value        Options/SARs at Year-End (#) at Year-End ($)1
Name                     Exercise (#)   Realized ($) Exercisable/Unexercisable    Exercisable/Unexercisable

------------------------- ------------ -------------- ---------------------------- -----------------------
Ari Horowitz                135,135        778,378         180,840/1,455,325                0/0
------------------------- ------------ -------------- ---------------------------- -----------------------
------------------------- ------------ -------------- ---------------------------- -----------------------
Richard S. Miller           300,000      2,200,000         384,482/1,034,318                0/0
------------------------- ------------ -------------- ---------------------------- -----------------------
------------------------- ------------ -------------- ---------------------------- -----------------------
Ram Chillarege                 0                            204,358/372,185                 0/0
------------------------- ------------ -------------- ---------------------------- -----------------------
------------------------- ------------ -------------- ---------------------------- -----------------------
Mary Anne Walk                 0                            100,551/390,748                 0/0
------------------------- ------------ -------------- ---------------------------- -----------------------
------------------------- ------------ -------------- ---------------------------- -----------------------
Patrick Moore                  0                            13,626/214,096                  0/0
------------------------- ------------ -------------- ---------------------------- -----------------------
------------------------- ------------ -------------- ---------------------------- -----------------------
Wendy Petty                    0                               38,250/0                     0/0
------------------------- ------------ -------------- ---------------------------- -----------------------
------------------------- ------------ -------------- ---------------------------- -----------------------
Edyse Vogel                    0                               99,997/0                     0/0
------------------------- ------------ -------------- ---------------------------- -----------------------

1 The per share value of unexercised in-the-money options is calculated by subtracting the per share option exercise price from the last per share sale price of the Company's Common Stock on the Nasdaq National Market on December
  29, 2000 ($0.31).

COMPENSATION OF DIRECTORS

Directors currently do not receive a stated salary from the Company for their service as members of the Board of Directors. Although by resolution of the Board, directors may receive a fixed sum and reimbursement for expenses in connection with the attendance at Board and committee meetings, the Company currently does not provide any compensation for attendance at Board and committee meetings, committee participation or special assignments of the Board of Directors. Directors who are employees of the Company receive no compensation solely related to their role as a director of the Company.

Historically, directors who are not our employee or the employee of any of our subsidiaries ("non-employee directors") were eligible to receive stock option grants under the Company's 1998 Stock Option Plan. In March 2000, the Company also adopted the Opus360 Corporation 2000 Stock Option Plan for Non-Employee Directors (the "Directors' Plan"). Under the Directors' Plan, upon initially joining our board of directors each non-employee director will receive an initial grant of options to purchase 12,000 shares of our common stock at an exercise price equal to 100% of the fair market value of the common stock as of such date. In addition, immediately following each annual stockholders meeting, commencing with the annual meeting in 2001, each of our non-employee directors who was not initially elected to the Board and was not our employee or the employee of any of our subsidiaries within the previous 12 months will automatically receive an annual grant of options to purchase 12,000 shares of our common stock at an exercise price equal to 100% of the fair market value of our common stock at the date of grant of the option. A total of 1,125,000 shares of our common stock have been reserved for issuance under the Directors' Plan. Options granted under the Directors' Plan will vest ratably over a three-year period, commencing on the first anniversary of the date of grant. The options will vest upon a change of control as defined in the Directors' Plan.

EMPLOYMENT AGREEMENTS AND TERMINATION, SEVERANCE AND CHANGE OF CONTROL ARRANGEMENTS

The Company has entered into employment agreements with each of the Named Executive Officers.

Mr. Horowitz's employment agreement (the "Horowitz Agreement") became effective on April 1, 1999 and was amended in September 1999. The Horowitz Agreement is for a period of three years, and is automatically extended on each anniversary by one year so that the remaining term continues to be three years, unless either party to the Horowitz Agreement gives the other party prior written notice of non-renewal. The annual salary for Mr. Horowitz of $150,000 was raised to $250,000 effective February 1, 2000. If Mr. Horowitz's employment is terminated for any reason, other than termination by the Company for cause or his resignation without Good Reason (as defined in the Horowitz Agreement), he shall be entitled to continue to receive his salary and benefits for a period of two years after the date of termination and his options shall vest and become immediately exercisable. In the event of a Change of Control (as defined in the Horowitz Agreement), Mr. Horowitz's options shall also vest and become immediately exercisable.

Mr. Miller is employed under an amended and restated employment agreement dated as of February 2, 2000 (the "Miller Agreement") that expires on January 31, 2003. Under the Miller Agreement, Mr. Miller's base salary is $250,000, with an annual increase at the discretion of our board of directors. Mr. Miller is eligible to receive an annual bonus of no less than $100,000 during each calendar year of his employment period in the event he achieves performance criteria mutually agreed upon by Mr. Miller and us for such calendar year. In addition, as required by the Miller Agreement, we have granted to Mr. Miller options to purchase up to 1,507,500 shares of our common stock. At least once each year commencing in 2001 Mr. Miller shall be considered for future annual or other grants of stock options and other equity awards. If we terminate Mr. Miller's employment pursuant to an involuntary termination or for poor or incompetent performance, he shall receive his salary and benefits for a period of 12 months and shall be credited with one additional year of employment for purposes of calculating his vested interest in his options and any other equity awards granted to him during his employment period with us. If Mr. Miller's employment is terminated by us without cause or by Mr. Miller with Good Reason (as defined in the Miller Agreement, which includes resignation during a period of thirty (30) days commencing six (6) months after the occurrence of a Change in Control, also as defined in the Miller Agreement) he shall be entitled to continue to receive his salary and benefits for a period lasting the longer of 12 months or the remainder of his employment period and shall become fully vested in all of his options and any other equity awards granted to him during his employment period with us.

Dr. Chillarege was employed under an employment agreement dated March 23, 2000. Dr. Chillarege has resigned from the Company effective April 20, 2001. By agreement between Dr. Chillarege and the Company, Dr. Chillarege will receive separation payments equaling an aggregate amount of $187,500 and continuation of certain benefits for a specified period in full satisfaction of all of the Company's obligations with respect to Dr. Chillarege's employment agreement.

Mr. Moore is employed under an employment agreement dated as of January 30, 2000, as amended, (the "Moore Agreement") that expires on February 24, 2003. Under the Moore Agreement, Mr. Moore's base salary is $185,000, with an annual increase at the discretion of our board of directors. In addition, under the Moore Agreement, Mr. Moore is eligible to receive additional compensation of $1,250 per month for the first six months of calendar year 2001, and bonuses in the amount of $17,500 for third quarter 2001, $17,500 for fourth quarter 2001 and $115,000 for calendar year 2001, payment of which bonuses is based upon his achievement of performance criteria mutually agreed upon by Mr. Moore and the Company. If Mr. Moore's employment is terminated by us without cause or by Mr. Moore with Good Reason (as defined in the Moore Agreement) he shall be entitled to continue to receive his salary and benefits for a period of 12 months and 50% of Mr. Moore's unvested options that would have vested on or before February 24, 2003 shall continue to vest and remain exercisable for the term.

Ms. Walk was employed under an employment agreement dated as of May 2, 2000. Ms. Walk retired from employment with the Company effective March 31, 2001. By agreement with the Company, certain stock options granted to Ms. Walk during her employment shall continue to vest and to remain exercisable for their full original term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No interlocking relationships exist between the members of the Company's Board of Directors or the compensation committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. None of the members of the compensation committee was an officer or employee of the Company at any time during Fiscal 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information with respect to beneficial ownership of the Company's Common Stock as of April 15, 2001, for (i) each person known by the Company to beneficially own more than 5% of each class;
(ii) each Director; (iii) each Named Executive Officer; and (iv) all of the Company's executive officers and Directors as a group. Except as indicated by footnote, and applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.



                                                                     Common Stock
                                                                  Underlying Options
Name and Address of Beneficial Owners    Total Amount of Shares       Exercisable      Percentage of Common
-------------------------------------    -----------------------      -----------      --------------------
                                          Beneficially Owned(1)     Within 60 Days         Stock Owned(2)
                                          ---------------------     --------------         --------------

Safeguard Scientifics, Inc.(3)
800 The Safeguard Building
435 Devon Park Drive
Wayne, Pennsylvania 19087-1945                  4,649,820                  -                    9.4%
Michael S. Dell(4)
Dell Computer Corporation
One Dell Way
Round Rock, Texas 78682                         3,357,484                  _                    6.8%
Wheatley Partners, L..P.(5)
80 Cutter Mill Road                             3,050,758                  _                    6.1%
Great Neck, New York 11021
Weiss,  Peck and Greer, L.L.C.(6)
One New York Plaza                              3,453,193                  _                    7.0%
New York, NY 10004
Crosspoint Venture Partners 1997,
L.L.C. (7)
2925 Woodside Road                              3,050,758                  _                    6.1%
Woodside, CA 94062

Directors, Executive Officers and
         Nominees
Ari B. Horowitz                                 3,914,174               580,823                 7.8%
Richard S. Miller                                914,409                611,909                 1.8%
                                                                                                 *
Ram Chillarege                                   273,468                273,468
                                                                        63,783                   *
Patrick Moore                                    64,860
                                                                        196,889
Mary Anne Walk                                   199,389
                                                                           -                     *
Wendy Petty                                         -
                                                                                                 *
Edyse Vogel                                      103,472                99,997
                                                                        135,000                  *
James Cannavino                                  135,000
--------------------------------------------------------------------------------------------------------------
                                                                                                 *
John K. Halvey(8)                                27,049                    -
                                                                                                 *
William R. Nuti                                  45,000                 45,000
Bryan Plug                                                                                       *
                                                 14,941                  3,960
                                                                                                 *
Roger J. Weiss(9)                                353,881                   -

All executive officers and directors as
a group (15 persons)(10)                        7,766,966              2,346,214               14.9%

-----------

*        Less than 1%.

(1) Shares beneficially owned includes direct and indirect ownership of shares and stock options that are currently exercisable or exercisable within sixty (60) days after April 15, 2001.

(2)       Based on 49,665,798 shares outstanding as of April 15, 2001.

(3) Based upon information contained in a Form 13G dated March 13, 2001, filed by Safeguard Scientifics, Inc. on behalf of itself and related entities, such entities own 4,649,820 shares of Common Stock. Safeguard Scientifics, Inc. does not have sole voting power or sole dispositive power with respect to any of such shares. Mr. John K. Halvey, one of our directors, is an executive vice president of Safeguard Scientifics, Inc.

(4)       Based upon information contained in a Form 13G/A dated February
          14, 2001, filed by Michael Dell on behalf of himself and related entities, such entities own 3,357,484 shares of Common Stock. Mr.
          Dell has sole voting power and sole dispositive power with respect to all of such shares.

(5) Based upon information contained in a Form 13G dated February 14, 2001, filed by Wheatley Partners L.P., on behalf of itself and other related entities, such entities beneficially own 3,050,758 shares of Common Stock. Wheatley Partners, L.P. has sole voting power and sole dispositive power with respect to 2,806,698 of such shares.

(6) Based upon information contained in a Form 13G dated February 12, 2001, filed by Weiss, Peck & Greer, an investment advisor and broker-dealer, on behalf of itself and the entities named therein, such entities own 3,453,193 shares of Common stock.
          Weiss, Peck & Greer does not have sole voting power or sole dispositive power with respect to any of such shares.

(7) Based upon information contained in a Form 13G dated February 13, 2001, filed by Crosspoint Venture Partners 1997, L.P. on behalf of itself and related entities, such entities beneficially own
          3,050,758 shares of Common Stock. Crosspoint Venture Partners
          1997, L.P. does not have sole voting power or sole dispositive power with respect to any of such shares.

(8)       Excludes the 4,649,820 shares held indirectly by Safeguard
          Scientifics, Inc. referred to in Note 3 above. Mr. Halvey, one of our directors, is an executive vice president of Safeguard
          Scientifics, Inc. Mr. Halvey disclaims beneficial ownership of these shares.

(9) Shares held by G&R Partnership, L.P., the general partner of which is Mr. Weiss, one of our directors.

(10)      Excludes the 4,649,820 shares held indirectly by Safeguard
          Scientific, Inc. referred to in Note 3 above as to which Mr.
          Halvey, one of our directors, disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Since the Company's inception, Leonard Horowitz, the father of Ari Horowitz, the Chairman of the Board and Chief Executive Officer of the Company, has provided the Company with legal services. For such legal services, the Company paid Mr. Horowitz $230,724 in fiscal year 2000. The Company believes that the fees paid to Mr. Horowitz for legal services were no less favorable to the Company than those the Company could have obtained in an arm's-length transaction with an unaffiliated party.

John K. Halvey has served as a director of the Company since September of 1999 and currently serves as an Executive Vice President at Safeguard Scientifics, Inc. ("Safeguard"). In September 2000, the Company licensed a Private Labeled Site to Safeguard, for a fee of $100,000. The Company believes that the terms of the licensing agreement with Safeguard were no less favorable to the Company than those the Company could have obtained in an arm's-length transaction with an unaffiliated party.

In February 2000, the Company entered into an agreement (the "Lucent Agreement") with Lucent Technologies Inc. ("Lucent"), a company whose former Executive Vice President was at the time a member of the Company's board of directors. The Lucent Agreement, which was amended and restated in November 2000, grants Lucent with a license to use the Company's Opus360 Workforce Management software solution. Lucent also purchased professional services and post contract customer support under the Lucent Agreement. Moreover, Lucent is to serve on the Company's Customer Advisory Board and provide substantial assistance and practical advice to the Company in developing its Opus360 Workforce Management product in exchange for two warrants to purchase shares of the Company's common stock. The warrants are not subject to restrictive vesting. The first warrant entitled Lucent to purchase up to 225,000 shares of the Company's common stock at the exercise price of $3.33 per share from February 2, 2000 through February 2, 2001. The second warrant entitles Lucent to purchase up to 5,531,250 shares of the Company's common stock at the exercise price of $0.74 per share for a three year period commencing on December 3, 2000. The Company believes that terms of its strategic relationship with Lucent and the Warrants are on terms no less favorable to the Company than those that would have been available to the Company in an arm's-length transaction with an unaffiliated party.

CERTAIN BUSINESS RELATIONSHIPS

In September of 1999, The Company entered into an investment advisory agreement with Weiss, Peck & Greer. Roger J. Weiss, a member of the Company's board of directors, is a Senior Managing Director of Weiss, Peck & Greer. Pursuant to the terms of the agreement, Weiss, Peck and Greer acts as the investment manager of the Company's portfolio of short-term investments. For such services, the Company has paid Weiss, Peck & Greer the sum of $85,110 in fiscal year 2000. The Company believes that the fees paid to Weiss, Peck & Greer for financial advisory services were no less favorable to the Company than those the Company could have obtained in an arm's-length transaction with an unaffiliated party.

INDEBTEDNESS OF MANAGEMENT

On March 23, 2000 Richard S. Miller, the Company's President and Chief Operating Officer, exercised stock options to purchase 300,000 shares of the Company's common stock at an exercise price of $2.67 per share. In connection with Mr. Miller's exercise of these options, we loaned him $1,538,000, at an interest rate of 7% per annum, compounded annually. The term of the loan is three years, subject to acceleration upon the occurrence of an event of default, including the termination of Mr. Miller's employment with us for any reason whatsoever. The loan funded $790,000 of the purchase price of $800,000 paid by Mr. Miller in connection with his exercise of the options and $748,000 of the federal and state withholding taxes arising as a result of the exercise. Mr. Miller paid the remaining $10,000 of the purchase price. In connection with our loan to him, Mr. Miller pledged the 300,000 shares to us as collateral security for the repayment in full of the loan to us.

On November 21, 2000 the promissory note and the pledge and security agreement between Mr. Miller and the Company were amended and restated. The Company increased the loan amount by $278,700 to $1,816,700. The increase funded additional federal and state withholding taxes due as a result of the exercise of the stock options by Mr. Miller on March 23, 2000. In addition the note was restated to change Mr. Miller's obligation under the note from full-recourse to recourse limited to the shares received upon the exercise of the stock options, and to provide that interest is payable only on maturity or acceleration of the principal amount of the note. The annual interest rate on the amended and restated loan is 7% per annum. As of December 31, 2000 the loan balance including accrued interest was approximately $1,899,000.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, who is duly authorized, in the City of New York, State of New York on this 27th day of April 2001.

OPUS360 CORPORATION

By:             /s/ ARI B. HOROWITZ
    -------------------------------
Chairman and Chief Executive Officer
(Principal Executive Officer)


By:              /s/ PETER SCHWARTZ
    -------------------------------
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURE                                             TITLE                             Date

/s/ ARI HOROWITZ              Chief Executive Officer and
------------------            Chairman of the Board of Directors                April 25, 2001
Ari Horowitz


/s/ RICHARD MILLER            President and Chief Operating
------------------               Officer                                        April 25, 2001
Richard Miller


/s/JAMES CANNAVINO
------------------
James Cannavino                           Director                              April 24, 2001


/s/
-----------------
John Halvey                               Director                              April ___, 2001


/s/
-----------------
William Nuti                              Director                              April ___, 2001


/s/
-----------------
Bryan Plug                                Director                              April ___, 2001


/s/ROGER WEISS
-----------------
Roger Weiss                               Director                              April 26, 2001