Form 10-Q
period 2001-03-31
OPUS360 CORP
filed 2001-05-11
CIK 1099674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File number 000-29793

                               Opus360 Corporation

             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                    13-4023714
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)

      39 West 13th Street, 3rd Fl. New York, NY               10011
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.

                  Common Stock          49,665,798
                    (Class)        (Outstanding Shares)

                               Opus360 Corporation
                                      Index

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at March 31, 2001 and
                 December 31, 2000                                           1

               Consolidated Statements of Operations for the three months
                 ended March 31, 2001 and March 31, 2000                     2

               Consolidated Statements of Cash Flows for the three months
                 ended March 31, 2001 and March 31, 2000                     3

               Notes to the Consolidated Financial Statements               4-13

       Item 2. Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                       14-17

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                            18

       Item 2. Change in Securities and Use of Proceeds                     18

       Item 3. Defaults Upon Senior Securities                              18

       Item 4. Submission of Matters to a Vote of Securities Holders        18

       Item 5. Other Information                                            18

       Item 6. Exhibits and Reports on Form 8-K                             18

               a. Exhibits

Item 1. Financial Statements

                      Opus360 Corporation and Subsidiaries
                           Consolidated Balance Sheet
                                 (in thousands)

                                                                       March 31,   December 31,
                                                                         2001          2000
                                                                      (unaudited)
                                                                       ---------    ---------
                                Assets
Cash and cash equivalents                                              $  24,144    $  35,835
Accounts receivable, net of allowances                                     1,126        5,510
Prepaid expenses                                                           4,746        6,742
Other current assets                                                       3,660        2,506
                                                                       ---------    ---------
                         Total current assets                             33,676       50,593
Property and equipment, net                                                8,411        9,513
Goodwill, net of amortization                                                 --       26,801
Deferred costs and other assets                                            1,230          725
                                                                       ---------    ---------
                             Total assets                              $  43,317    $  87,632
                                                                       =========    =========
                 Liabilities and Stockholders' Equity
Accounts payable                                                       $   2,284    $   5,189
Accrued expenses                                                           2,537        2,643
Accrued wages                                                                 --        3,721
Deferred revenue                                                           2,002        2,484
Line of credit                                                             1,047        1,163
Deferred cost and other current liabilities                                  226          517
                                                                       ---------    ---------
                       Total current liabilities                           8,096       15,717
Capital lease obligation                                                     104          140
                                                                       ---------    ---------
Total liabilities                                                          8,200       15,857

Common stock, $0.001 par value, 150,000 shares authorized,
     49,551 and 50,088 issued and outstanding, respectively                   50           50
Series A convertible preferred stock, $0.001 par value, 8,400 shares
     authorized, 0 and 0 shares issued and outstanding, respectively          --           --
Series B convertible preferred stock, $0.001 par value, 8,700 shares
     authorized, 0 and 0 shares issued and outstanding, respectively          --           --
Paid-in capital                                                          187,125      192,310
Stock subscription receivable                                               (215)        (215)
Treasury stock                                                              (166)         (31)
Deferred compensation                                                     (5,897)     (12,017)
Accumulated deficit                                                     (143,810)    (106,386)
Accumulated other comprehensive loss                                          (3)          (3)
Notes receivable for common stock issuances                               (1,967)      (1,933)
                                                                       ---------    ---------
                      Total stockholders' equity                          35,117       71,775
                                                                       ---------    ---------
              Total liabilities and stockholders' equity               $  43,317    $  87,632
                                                                       =========    =========

           See accompanying notes to consolidated financial statements

                      Opus360 Corporation and Subsidiaries
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                      Three Months Ended
                                                                          March 31,

                                                                     --------------------
                                                                         2001        2000
                                                                     --------    --------
License revenue                                                      $     15    $    161
Services, FreeAgent and other revenue                                   1,526         816
                                                                     --------    --------

                             Total revenue                              1,541         977
                                                                     --------    --------
Cost of revenue                                                           565         745
                                                                     --------    --------

Gross profit                                                              976         232
                                                                     --------    --------
Salesand marketing, exclusive of $12 and $94 for the periods ended
     March 31, 2001 and 2000 respectively, reported below as
     amortization of equity-based compensation                          3,691       8,660

Product development, exclusive of $146 and $602 for the periods ended March 31, 2001 and 2000 respectively, reported below as
     amortization of equity-based compensation                          3,470       7,759

General and administrative, exclusive of $737 and $2,968 for the periods ended March 31, 2001 and 2000 respectively, reported
     below as amortization of equity-based compensation                 2,149       2,702
Depreciation and amortization of goodwill                               4,164       2,667
Amortization of equity-based compensation                                 895       3,664
Impairment charge                                                      22,968          --
Loss on disposition                                                     1,402          --
                                                                     --------    --------
                       Total operating expenses                        38,739      25,452
                                                                     --------    --------
                         Loss from operations                         (37,763)    (25,220)

Net interest income                                                       421         202
                                                                     --------    --------

               Loss from operations before income taxes               (37,342)    (25,018)

Income tax expense                                                         --          --
                                                                     --------    --------
                               Net loss                              $(37,342)   $(25,018)
                                                                     ========    ========
Basic and diluted net loss per share                                 $  (0.75)   $  (1.86)
                                                                     ========    ========
Weighted average common shares used in computing basic and
     diluted net loss per share                                        49,939      13,438
                                                                     ========    ========
Pro forma basic and diluted net loss per share (Note 9)                          $  (0.64)
                                                                                 ========
Weighted average common shares used in computing pro forma
     basic and diluted net loss per share (Note 9)                                 38,879
                                                                                 ========

           See accompanying notes to consolidated financial statements

                               Opus360 Corporation
                       Consolidated Statement of Cash Flow
                                   (unaudited)

                                                                  Three Months Ended
                                                                       March 31,

                                                                 --------------------
                                                                   2001        2000
                                                                 --------    --------
Cash flows from operating activities:
 Net Loss                                                        $(37,342)   $(25,018)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                 4,164       2,667
      Amortization of equity-based compensation                       895       3,664
      Other non-cash expenses associated with equity issuances        792         258
      Impairment charge                                            22,968
      Loss on disposition                                             919          --
     Changes in operating assets and liabilities:
        Accounts receivables                                          561        (302)
        Prepaid expenses and other current assets                     756        (329)
        Other assets                                                 (322)        706
        Accounts payable and accrued expenses                      (2,795)     (1,323)
        Other liabilities                                            (559)        706
        Deferred Revenues                                            (482)      5,207
                                                                 --------    --------

              Total adjustments                                    26,969      11,254
                                                                 --------    --------

           Net cash used in operating activities                 $(10,373)   $(13,764)
                                                                 --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                                  (64)     (3,523)
  Capitalization of software costs                                 (1,044)         --
  Decrease in short term investments                                   --      26,912
  Cash used in connection with acquisition of subsidiaries             --        (975)
  Cash used in acquisition of other assets                             --        (650)
                                                                 --------    --------

         Net cash (used in) provided by investing activities     $ (1,108)   $ 21,764
                                                                 --------    --------

Cash flows from financing activities:
  Net proceeds from loans                                              --       1,008
  Repayment of loans                                                 (116)         --
  Net proceeds from issuance of common stock                           41       1,276
  Repurchase of treasury stock                                       (135)
                                                                 --------    --------

         Net cash (used in) provided by financing activities     $   (210)   $  2,284
                                                                 --------    --------

            Net (decrease) increase in cash                      $(11,691)   $ 10,284

Cash:

  Beginning of period                                            $ 35,835    $  1,326
                                                                 --------    --------

  End of period                                                  $ 24,144    $ 11,610
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

      Opus360 provides internet-based enterprise software that enables businesses to procure and manage professional services, consultants and systems integration services. Using the Company's Workforce360 enterprise software -- an end-to-end infrastructure of interoperable software solutions and hosted procurement services, -- businesses and service providers can efficiently source and deploy, increase utilization, and lower the cost of administering their project-based workforce. Opus360 also licensed Private Labeled Sites; a unique combination of a client's service marks with its proprietary FreeAgent.com universal resource locator for the purpose of bringing together buyers and sellers of contracted labor resources in a single efficient marketplace.

      The Company's continued existence is dependent upon several factors including the Company's ability to sell and successfully implement its software solutions. The Company has experienced recurring net losses since it commenced operations on August 17, 1998. At March 31, 2001 the Company has an accumulated deficit of $143.8 million. The Company has not achieved profitability and expects to continue to incur net losses in the year ended December 31, 2001. The Company's business model is dependent on receipt of fees for its labor procurement and management software solutions. The Company's software products are delivered over the Internet and compete with traditional recruiting and project-based work search methods. The Company may not be able to achieve the level of sales growth required to generate enough cash to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's near and long-term operating strategies focus on promoting its Workforce360 software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions. The Company has also reorganized its sales and marketing units in an effort to streamline its sales and marketing strategies and increase its sales efforts.

      In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund its operations and potential acquisitions, if any. The Company currently has no plans to effect any other offerings, the Company cannot guarantee that such financings or other arrangements will be available in amounts or on terms acceptable to the Company. The Company's inability to raise capital when needed could seriously harm the growth of the business and results of operations.

(b) Recent Developments

            On April 11, 2001, the Company signed a definitive agreement with Proha PLC ("Proha"), a provider of project and resource collaboration solutions that is listed on the NM-list of the Helsinki Exchange. Under the terms of the definitive agreement, Artemis Management Systems Inc. ("Artemis"), the project management and collaboration subsidiary of Proha, will combine with Opus360, which is expected to be renamed Artemis International Corporation. In conjunction with the execution of the definitive agreement, the companies have entered into a bilateral distribution agreement effectively immediately, to sell their full lines of product and services. The proposed combination will result in the exchange of the stock of the Artemis subsidiary of Proha for 80% of the post-transaction issued and outstanding common stock of Opus360. The merger will be treated for accounting purposes as a reverse acquisition of Opus360.

(c) Basis of Presentation

      The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's ("SEC") rules and regulations. These unaudited consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-K Annual Report filed with the SEC on March 19, 2001.

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

      During the quarter ended March 31, 2001, the Company disposed of a portion of its FreeAgent.com segment, the e.office business, by selling The Churchill Benefit Corporation ("Churchill"), the Company's subsidiary which conducted the e.office business, to an entity formed by its former management while retaining a 19.9% interest in such entity. The business was disposed of in exchange for shares of the Company's common stock, with a fair market value of $0.1 million, the 19.9% interest and a note receivable of $0.5 million with an interest rate of prime plus 1%. Since this disposition did not represent the disposition of a full separate line of business and in accordance with APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company reported a loss on disposition of $1.4 million. The Company's consolidated balance sheet at March 31, 2001 does not include the assets, liabilities and stockholders' equity of Churchill. The transaction is described in greater detail in footnote 3.

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

(e) Accounts Receivable and Accrued Wages Payable

      Accounts receivable at December 31, 2000, includes the gross billings owed by contracting businesses using the services of the Company's e.office employees. Accrued wages at December 31, 2000, includes the gross billings that the Company collects for the services its e.office employees provide to these contracting businesses, less the initial sign up fee and the monthly fees owed to the Company by the e.office employees. For the year ended December 31, 2000, the gross billings owed to contracting businesses and included in accounts receivable was approximately $3.4 million, and the accrued wages was approximately $3.7 million. At March 31, 2001, neither the gross billings nor the accrued wages of FreeAgent e.office employees are included in the Company's consolidated balance sheet reflecting the disposition of that business.

(f) Impairment of Long-Lived Assets

      The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are less than the assets' carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair market value, less cost to sell. During the quarter ended March 31, 2001, the Company reported a charge for such impairment which is described in greater detail in footnote 7.

(g) Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, trademarks, and core technology. The Company regularly performs reviews to determine if the carrying value of the goodwill and other intangible assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of three years. As a result of the proposed merger, as described in footnote 1(b), the Company has reevaluated the recoverability of the goodwill based on the remaining projected cash flows through the acquisition date compared to the fair value of consideration to be received in connection with the acquisition. Based on this analysis the Company has determined that previously recorded goodwill is not recoverable and has recorded the impairment charge in the amount of $22.7 million further described in footnote 7.

(h) Segment Information

      The Company discloses information regarding segments in accordance with SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports. With the December 31, 2000 decision to eliminate user fees for FreeAgent.com services and the March 31, 2001 sale of its e.office business, the Company's operations will be concentrated in a single segment; the development, marketing and support of its application software products in future periods.

Note 2. Acquisitions

2000

Ithority Corporation

      On January 20, 2000, the Company acquired 100% of the outstanding equity of Ithority Corporation ("Ithority") in exchange for approximately 243,474 shares of the Company's common stock valued at $2.0 million, or $8.21 per share, plus cash payments of $0.25 million paid on closing and $0.25 million paid in the second quarter of 2000.

      The former shareholders of Ithority were also entitled to up to 177,661 shares of common stock of the Company, which were placed in escrow (the "Ithority Escrow Shares"), plus $4.0 million of the Company's common stock to be issued one year after the date of closing based upon the then fair market value of the Company's common stock (the "Ithority Additional Shares"). On January 10, 2001 as part of the $4 million issuance, the Company issued 196,865 shares of common stock valued at $0.1 million, or $0.55 per share, to certain of the former stockholders of Ithority Corporation and paid $0.07 million, or $0.1 per share, for the repurchase of approximately 7,254,000 shares of common stock representing the Ithority Escrow Shares and approximately 7,076,000 Ithority Additional Shares valued at approximately $3.9 million, or $0.55 per share, that were to be issued to certain of the former shareholders.

      The Ithority Escrow Shares and approximately 97% of the Ithority Additional Shares to be issued to the selling shareholders were subject to three year vesting agreements under which the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event these shareholders party to such agreements were no longer employed by the Company. The Company had recorded deferred compensation expense of $5.3 million for the fair market value of the Ithority Escrow Shares, which were subject to these continued employment arrangements, and was amortizing such amount over the vesting period. By the end of the fourth quarter of 2000, all of the affected selling shareholders had terminated their employment with the Company. In January 2001, the date of repurchase of these shares, the Company eliminated $3.7 million of unamortized deferred compensation that it had previously recorded for the Ithority Escrow Shares.

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

PeopleMover, Inc.:

      On February 24, 2000, the Company acquired all of the outstanding equity of PeopleMover, Inc. ("PeopleMover") for approximately 2,634,000 shares of Opus360 common stock. Additionally, the Company exchanged options to purchase approximately 1,189,000 shares of its common stock for outstanding stock options to purchase PeopleMover common stock.

      The purchase price of PeopleMover consisted of 2,634,000 shares of Opus360 common stock valued at approximately $24.0 million, or $9.11 per share, plus the assumption by Opus360 of options to purchase shares of PeopleMover common stock, exchanged for options to purchase approximately 1,189,000 shares of Opus360 common stock. The options were valued at approximately $7.9 million using the Black-Scholes pricing model. Such shares have an aggregate exercise price of approximately $5.2 million. The Company also incurred acquisition costs of approximately $0.66 million related to the merger.

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

      The value of the 342,000 shares, which are subject to the vesting agreement, is approximately $3.1 million, which was recorded to deferred compensation expense and is being amortized over the term of the vesting agreement. As of March 31, 2001 the accumulated amortization was $1.1 million. In the fourth quarter of 2000, the selling shareholders terminated their employment with the Company resulting in the forfeiture of approximately one-third of the shares subject to the vesting agreement. As of February 2001, on the escrow release date, the Company may release and cancel the escrowed shares that did not vest in accordance with the vesting agreement. During the quarter ended March 31, 2001 the Company eliminated $0.8 million of unamortized deferred compensation recorded for those escrowed shares that will no longer vest as a result of the selling shareholders terminating their employment with the Company.

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

Note 3. Loss on disposition

      During the quarter ended March 31, 2001, the Company disposed of a portion of its FreeAgent.com segment, the e.office business, by selling The Churchill Benefit Corporation ("Churchill"), the Company's subsidiary which conducted the e.office business, to an entity formed by its former management while retaining a 19.9% interest in such entity. The business was disposed of in exchange for shares of the Company's common stock, with a fair market value of $0.1 million, the 19.9% interest and a note receivable of $0.5 million with an interest rate of prime plus 1%. Since this disposition did not represent the disposition of a full separate line of business and in accordance with APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company reported a loss on disposition of $1.4 million. The Company's consolidated balance sheet at March 31, 2001 does not include the assets, liabilities and stockholders' equity of Churchill.

      Included in loss from operations are the operating results of the disposed e.office business operations for the periods ending March 31, 2001 and March 31, 2000, respectively.

                                            March 31,   March 31,
                                               2001        2000
                                              ------      ------
                   Revenues                   $  404      $  208
                   Cost Of revenue                64           5
                                              ------      ------
                   Gross profit                  340         203
                   Operating expenses            390         316
                                              ------      ------
                   Loss before income taxes      (40)       (113)
                   Income taxes                   --          --
                   Net loss                   $  (40)     $ (113)
                                              ======      ======

Assets and liabilities of the disposed e.office business operations, in which the Company has retained a 19.1% interest, are as of March 31, 2001, prior to the disposition, and as of December 31, 2000, respectively.

                                                   March 31,   December 31,
                                                     2001          2000
                                                   --------      --------
            Assets:
                     Cash                          $  1,081      $    593
                     Trade receivables                3,822         3,911
                     Prepaid expenses                     8            --
                     Property and equipment, net         27            30
                     Goodwill, net                      822            --
                     Other assets                        --             8
                                                   --------      --------
            Total assets                              5,761         4,542
                                                   --------      --------
            Liabilities:
                     Accrued wages                   (3,937)       (3,721)
                     Other current liabilities          (73)           46
                     Other liabilities                 (102)       (8,848)
                                                   --------      --------
            Total liabilities                      ($ 4,112)     ($12,615)
                                                   --------      --------
            Net assets                             $  1,649      ($ 8,073)
                                                   ========      ========

Note 4. Accounts Receivable, net:

      At March 31, 2001 and December 31, 2000 the breakdown of accounts receivable was as follows:

                                                     March 31,   December 31,
                                                        2001         2000
                                                      -------      -------
            Billed receivables                        $   874      $ 4,646
            Unbilled receivables                          532        1,192
                                                      -------      -------
                                                        1,406        5,838
            Less allowance for doubtful receivables      (279)        (328)
                                                      -------      -------
                     Total                            $ 1,127      $ 5,510
                                                      =======      =======

      Changes in the allowance for doubtful receivables were as follows:

                                                 March 31,   December 31,
                                                   2001          2000
                                                  ------        ------
             Beginning balance                    $ (328)       $    0
             Provision for doubtful receivables     (153)         (328)
             Write-offs                              202             0
                                                  ------        ------
             Ending balance                       $ (279)       $ (328)
                                                  ======        ======

Note 5. Lines of Credit

      In February 2000 and June 2000, the Company borrowed $1.1 million and $0.7 million, respectively, as part of a $1.8 million equipment line of credit (the "Facility") with a bank. The annual interest rate on the Facility is equal to the bank prime rate plus 1.25%. The Company is in compliance with the covenants under the Facility and it's current outstanding balance under the Facility line at March 31, 2001 is $1.0 million with an interest rate of 10.75% per annum.

Note 6. Commitments

Asset Purchase Agreement

      On March 16, 2001, the Company entered into an Asset Purchase Agreement pursuant to which it agreed to purchase certain assets and assume certain liabilities of Mirronex Technologies Inc. The obligation to purchase was contingent upon satisfaction of certain conditions, including approval by the United States Bankruptcy Court of the purchase agreement in Mirronex's Chapter 11 bankruptcy proceeding, no higher bid by any other party and the delivery of the identified assets. Bankruptcy Court approval was received on May 7, 2001. The cash purchase price of $2.0 million will be reduced by a $0.9 million secured loan made to Mirronex in December 2000 and during the quarter ended March 31, 2001, and by the liabilities assumed and certain other deductions. The transaction is expected to close in the first half of calendar year 2001 and will be accounted for as a purchase.

Registration Rights:

      Beginning 180 days after the effective date of the Company's IPO, certain holders of the Company's common stock and warrants will be entitled to have their shares registered under the Securities Act of 1933 upon written demand in certain circumstances. The Company will be responsible for all expenses in connection with the registration rights.

Advertising Agreements:

      In December 1999 and during the first and second quarter of 2000, the Company entered into several agreements with various media companies and their affiliated Internet sites pursuant to which the parties agreed to promote their respective content, products and services, jointly develop various co-branded websites and feature the Company's services within those co-branded sites. The Company agreed to spend in the aggregate a minimum of $0.2 million in development costs, approximately $12.4 million in advertising through March 2005, and an additional $2.0 million in integration fees. In addition the terms of the agreements allowed the Company to share in the revenue generated on some co-branded sites.

      In October 2000, the Company restructured several of its co-branding and advertising agreements. Under the revised agreements, the Company has agreed to purchase an aggregate of $6.3 million in advertising from various media companies and their affiliated Internet sites through September 2002. Approximately $3.6 million of the advertising commitment is contingent on the delivery of a specified number of monthly impressions, which if not delivered can result in a termination of the commitment. As of March 31, 2001, the Company has purchased and expensed $2.9 million of the $6.3 million advertising commitment. The Company will expense the remaining advertising commitment of $3.4 million upon the delivery of the required amount of advertising impressions.

Note 7. Impairment Charge

      On April 11, 2001, the Company executed a definitive agreement with Proha PLC ("Proha") pursuant to which the Company has agreed to merge with Proha's wholly owned subsidiary, Artemis Management Systems ("Artemis") in return for issuance to Proha of 80% of the Company's post-transaction outstanding common stock, after which the Company is expected to be renamed Artemis International Corporation. The merger would result in a reverse acquisition for accounting purposes, and Artemis would be treated as the acquiror. As a result of the proposed merger, as described in footnote 1(b), the Company has reevaluated the recoverability of the goodwill based on the remaining projected cash flows through the acquisition date including the fair value of consideration to be received in connection with the acquisition. Based on this analysis the Company has determined that goodwill is not recoverable and has recorded an impairment charge in the amount of $22.7 million. In addition a charge of $0.3 million was recorded to reduce the net current valuation of the Company's personal and corporate computer equipment.

Note 8. Income Taxes

      The Company has not recorded a provision for income tax expenses, as it has incurred net operating loss for each period since inception.

Note 9. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months ended
                                                                March  31,
                                                            2001         2000
                                                        -----------    --------
Numerator:
 Net loss                                               $   (37,342)   $(25,018)
                                                        ===========    ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                             49,939      13,438
                                                        ===========    ========
 Basic and diluted net loss per share                   $     (0.75)   $  (1.86)
                                                        ===========    ========

      For the three months ended March 31, 2001 and March 31, 2000 basic and diluted net loss per share excludes the effect of 405,631 escrowed shares and $850,000 of contingently issuable shares of common stock in connection with the acquisition of Churchill. These shares were cancelled during the quarter ended March 31, 2001. Diluted net loss for the three months ended March 31, 2001 and March 31, 2000 does not include the effect of options and warrants to purchase 16,406,442 and 11,457,000 shares of common stock, respectively, or 260,870 and 510,160, respectively, unvested escrowed shares of common stock issued to former shareholders of PeopleMover and Ithority. Diluted net loss per share for the three months ended March 31, 2000 does not include 25,441,000 shares of common stock issuable upon the conversion for Series A and B preferred stock on an "as-if converted" basis, as the effect of their inclusion is anti-dilutive for that period.

      Pro forma basic and diluted loss per share is computed by assuming the conversion of all convertible preferred stock into common stock as if such shares were outstanding from their respective dates of issuance. The basic and diluted loss per share at March 31, 2001 includes the conversion of the convertible preferred stock, which occurred on the Company's initial public offering date of April 7, 2000. The following table sets forth the computation of the Company's pro forma basic and diluted loss per share (in thousands, except per share amounts):

                                                           Three months ended
                                                               March 31,
                                                           2001          2000
                                                         --------      --------
Numerator:
 Net loss                                                $(37,342)     $(25,018)
                                                         ========      ========
Denominator:
 Weighted average shares                                   49,939        13,438
  Assumed conversion of preferred stock
         Series A                                               0        12,426
         Series B                                               0        13,015
                                                         --------      --------
                                                           49,939        38,879
                                                         ========      ========

 Basic and diluted net loss per share                   $   (0.75)
                                                        =========
 Pro forma basic and diluted net loss per share                        $  (0.64)
                                                                       ========

Note 10. Stockholders' Equity

Stock Options:

      In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Director Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Director Plan authorize the granting of up to 7.5 million and up to
1.13 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.25 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the quarter ended March 31, 2000 the Company granted approximately 1,444,000 options with exercise prices ranging from $0.13 to $1.00.

      During the first quarter of 2000, the Company recorded deferred compensation of $8.3 million, primarily related to options granted to its new President, Executive Vice President Software & Technology, and in connection with granting options to employees and board members. During the quarter ended March 31, 2001 the Company reduced the amount of the deferred compensation it had previously recorded, by approximately $0.8 million, representing the unamortized deferred compensation for employees who were issued stock options and are no longer employed by the Company.

      The Company expects to amortize unamortized deferred compensation expense of approximately $4.3 million at March 31, 2001, as follows (in thousands):

      For the nine months ending December 31, 2001     $ 1,688
      For the year ending December 31, 2002            $ 2,251
      For the year ending December 31, 2003            $   348

      In connection with the granting of approximately 32,250 stock options in the first quarter of 2000 to non-employees, the Company recorded deferred compensation expense of approximately $29,000 for the quarter ended March 31, 2000. These options have been issued under the 1998 Stock Option Plan and generally vest over three to four years. The Company will amortize deferred compensation for those options issued to non-employees in accordance with EITF 96-18, and will record expense for the fair market value of the options at each interim reporting date over which the options vest. Fair market value at each date of grant and interim reporting period is calculated using the Black-Scholes pricing model. During the quarter ended March 31, 2001 the Company has not recorded any additional deferred compensation as all grants made during the quarter were made to employees at fair market value.

Note 11. Segment Information

      In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable segments are business units that offer different products and services throughout the United States. With the December 31, 2000 decision to eliminate user fees for FreeAgent.com services and the March 31, 2001 sale of its e.office business, the Company's operations will be concentrated in a single segment; the development, marketing and support of its application software products in future periods.

      The Company's accounting policies for these segments are the same as those described in Note 1 - Organization and Summary of Accounting Policies, above.

      The table below presents information about segments used by the chief operating decision-maker of Opus360 for the three months ended March 31, 2001 and March 31, 2000 (in thousands):

                                     Application and
                                       Procurement     FreeAgent
                                         Services       Services        Total

                                     ---------------   ---------       --------

March 31, 2001:
  Revenue                                $  1,113       $    428       $  1,541
  Gross (loss) profit                         422            143            565
  Net loss before equity-based
    Compensation charges                  (35,130)        (1,317)       (36,447)
  Total assets                           $ 37,556       $  5,761       $ 43,317

March 31, 2000:
  Revenue                                $    679       $    298       $    977
  Gross (loss) profit                          32            200            232
  Net loss before equity-based
    Compensation charges                   (9,160)       (12,194)       (21,354)
  Total assets                           $ 65,076       $  3,251       $ 68,327

      For the three months ended March 31, 2001 and March 31, 2000, the reconciliation between segment net loss and net loss from operations is as follows (in thousands):

March 31, 2001
  Segment net operating loss             $(36,447)
  Equity-based compensation                  (895)

                                         --------
  Enterprise net operating loss          $(37,342)

March 31, 2000
 Segment net operating loss              $(21,354)
 Equity-based compensation                 (3,664)
                                         --------
 Enterprise net operating loss           $(25,018)

Note 12. Subsequent Events

      On April 6, 2001, the Company was named as a defendant in a class action complaint, filed in United States District Court for the Southern District of New York (the "Court"), alleging violation of federal securities laws. Subsequent to that date, several other complaints have been filed in the Court alleging substantially the same claims. The Company believes the claims described in the various complaints are without merit and intends to vigorously defend against all such claims.

      On April 11, 2001, the Company signed a definitive agreement with Proha PLC ("Proha"), a provider of project and resource collaboration solutions that is listed on the NM-list of the Helsinki Exchange. Under the terms of the definitive agreement, Artemis Management Systems Inc. ("Artemis"), the project management and collaboration subsidiary of Proha, will combine with Opus360, which is expected to be renamed Artemis International Corporation. In conjunction with the execution of the definitive agreement, the companies have entered into a bilateral distribution agreement effectively immediately, to sell their full lines of product and services. The proposed combination will result in the exchange of the stock of the Artemis subsidiary of Proha for 80% of the post-transaction issued and outstanding common stock of Opus360. The merger will be treated for accounting purposes as a reverse acquisition of Opus360.

Note 13. Contingencies

Rescission Offer:

      As of March 31, 2001, the Company has granted options to purchase approximately 97,125 shares of its common stock to its former FreeAgent e.office employees, which may not have complied with certain federal and state securities laws.

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

      Based on the number of options outstanding as of March 31, 2001, the Company could be required to pay to these FreeAgent e.office employees up to approximately $0.1 million, including interest, in connection with the rescission offer. The applicable securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered as required. Accordingly, if any FreeAgent e.office employees reject the rescission offer, the Company may continue to be contingently liable for the purchase price of these shares and options, which were not issued in compliance with applicable securities laws. Amounts related to this contingent liability are not reflected in the accompanying financial statements.

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "expects", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the likelihood or effect of completing the combination with Artemis Management Systems ("Artemis"); our ability to successfully integrate our business with that of Artemis, our limited operating history and expectation of future losses; the failure of the Internet to become a proven recruitment and project search medium; our need to successfully develop awareness of our brand names; the failure of our products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruption; undetected errors or defects in our services; breaches of our network security or computer viruses; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the potential need for additional financing; the risk that our proprietary rights may not be fully protected; uncertainties regarding the application of federal tax and employee benefit laws to our business which could limit our ability to provide benefits that will attract free agents or serve our clients; the risk that we may be subject to employment-related claims relating to free agents, or the organizations that use their services; legal uncertainties regarding the application of various federal and state laws into our business; legal uncertainties regarding the outcome of shareholder suits; as well as the other risk factors affecting the Company detailed from time to time in documents filed by the Company with the Securities Exchange Commission ("SEC"), including but not limited to those discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 19, 2001.

Overview

      In October 2000 we launched our second-generation version of the integrated Opus360 Workforce Platform, now called Workforce360. This version of our human capital management software will enable large and mid-size organizations to manage their project-based workforce, procure contingent workers from preferred vendors and manage independent contractors through our FreeAgent.com services. Workforce360 consists of two distinct but tightly integrated modules for Workforce Management and Workforce Procurement. The Workforce Management module enables professional services organizations to build and optimize project teams, increase overall workforce utilization and improve employee retention rates. The Workforce Procurement Module enables buyers and suppliers of contract labor to automate and streamline hiring processes, reduce procurement costs, and track the performance of contract labor suppliers. Workforce360 is an Internet-based software application that can be deployed by our customers or delivered as a hosted solution, which reduces the cost of hardware, maintenance and updates for our customers. Using Workforce360 businesses and service providers can efficiently source and deploy, increase utilization, and lower the cost of administering their project-based labor.

Results of Operations

      We have a short operating history and have incurred substantial losses since our inception. From the date of our inception in August 1998 through December 31, 1998, we incurred net losses of $1.1 million. For the year ended December 31, 1999, we incurred net losses of $29.5 million. For the year ended December 31, 2000, we incurred net losses of $75.9 million. For the three months ending March 31, 2001, we incurred net losses of $37.3 million and as of March 31, 2001, we had an accumulated deficit of $143.8 million. Our net losses and resulting accumulated deficit are primarily due to the costs we incurred to develop our products and services and to expand our sales and marketing programs.

      Because of the prospective valuation established by the pending combination with Artemis and our analysis of projected cash flows, we have recorded a non-cash impairment charge of $23.0 million to write-down the goodwill and other intangibles associated with the acquisitions of the PeopleMover, Ithority and IndustryInsite.com businesses completed in the first quarter of 2000 and to decrease the value of our personal and corporate computer equipment.

      We intend to continue to devote resources to advertising and brand-marketing programs designed to promote our Workforce360 enterprise software. We anticipate that we will incur additional salaries and sales commissions as a result of increased sales personnel and increased sales. Our marketing and branding programs for our enterprise software will result in an expanded marketing program for trade shows and customer advisory board meetings. We believe that these expenses will continue to increase in absolute dollars in future periods. The increase in sales and marketing costs is expected to be offset by a decrease in our product development and general and administrative expenses as we continue to focus on increasing our operating efficiencies while cutting costs. With the release of the second-generation version of Workforce360 we anticipate that our product development costs will decrease in future periods. We expect to incur losses from operations for the foreseeable future but these losses are expected to decrease significantly as a percentage of revenue. To the extent these decreases in our operating expenses are not followed by commensurate increases in our revenue, or if we are unable to adjust operating expense levels as anticipated, our operating losses may exceed our expectations for those periods. We cannot be certain that we will ever achieve or sustain profitability.

Three Months Ended March 31, 2001 and 2000

Revenue

      For the quarter ended March 31, 2001 our revenue was $1.5 million of which $1.1 million was derived from Application and Procurement Services ("APS") which consisted of integration services revenue of $0.7 million and other revenue of $0.3 million from a fee of $0.3 million in mitigation of a licensee's decision during the third quarter of 2000, to cease implementation of our product; and $0.4 million from our FreeAgent services consisting of initial sign-up fees and monthly fees paid by our former e.office employees. For the quarter ended March 31, 2000 we had revenue of $1.0 million of which approximately $0.3 million was derived from our FreeAgent.com services consisting of initial sign-up fees and monthly fees paid by our e.office employees as well as sales of advertising sponsorships on FreeAgent.com; and $0.7 million related to the Application and Procurement Services which consisted of the sale of software licenses and integration services revenues.

Cost of Revenue

      Cost of revenue for the quarter ended March 31, 2001, was $0.6 million, a decrease of 14% from cost of revenue of $0.7 million for the quarter ended March 31, 2000. This reduction was as a result of the decreased amount of salaries and wages paid to employees that provide implementation and integration services to customers who were deploying our enterprise software during the quarter, salaries paid to staff who administer our e.office services and costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges. As we continue to increase the sale and implementation of our enterprise software solution, we expect that cost of revenue will continue to increase both in absolute dollars and percentage terms in future periods. Cost of revenue for the quarter ended March 31, 2000, was $0.7 million and consisted primarily of salaries paid to staff who administered our FreeAgent e.Office services, costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the quarter ended March 31, 2001 were $3.7 million, excluding $0.01 million reflected as equity based compensation below, a decrease of 57% from sales and marketing expenses of $8.7 million for the quarter ended March 31, 2000. This decrease was primarily attributable to the decline in marketing and advertising expenses for our Workforce360 enterprise software and FreeAgent.com website, as well as a decline in salaries and benefits paid to a reduced sales and marketing staff. As we focus our resources on advertising and building brand-awareness for our Workforce360 enterprise software and increase our sales efforts to coincide with the release of enhanced software solutions, our sales and marketing costs may increase, primarily due to salaries and commissions paid to our sales and marketing associates.

      Product Development. Product development expenses for the quarter ended March 31, 2001 were $3.5 million, excluding $0.1 million reflected as equity based compensation below, a decrease of 55% from product development expenses of $7.8 million for the quarter ended March 31, 2000. The decrease was primarily attributable to a lower amount in salaries and benefits paid to our reduced product development staff and a reduction in the fees paid to our third party consultants. During the current quarter, we capitalized approximately $1.0 million of software development costs. While we believe that continued investment in product development is critical to attaining our strategic objective, we expect our product development expenses to decline in future periods as our products achieve stability and our processes are refined.

      General and Administrative. General and administrative expenses for the quarter ended March 31, 2001 were $2.1 million, excluding $0.7 reflected as equity based compensation below, a decrease of 22% over general and administrative expenses of $2.7 million for the quarter ended March 31, 2000. The decrease was primarily attributable to a decline in the number of employees and associated general office expenses, rent and utilities, recruiting fees and professional fees. Salaries and benefits decreased significantly as we reduced our general and administrative staff. We expect that our general and administrative expenses will decrease in future periods as we consolidate our office facilities and become more efficient in managing these expenditures.

      Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended March 31, 2001 were $4.2 million, consisting primarily of amortization of goodwill of $3.1 million associated with our acquisitions. Depreciation and amortization expense was $2.7 million in the quarter ended March 31, 2000.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the quarter ended March 31, 2001 was $0.9 million and consisted of deferred compensation expense for options to purchase common stock granted to employees having exercise prices below the fair market value of our common stock at the date of grant as well as deferred compensation expense for the PeopleMover escrowed shares. Amortization of equity-based compensation was $3.7 million in the quarter ended March 31, 2000. We will continue to amortize our equity-based compensation over the vesting period, which is generally three to four years.

      Impairment Charges: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", we determined that our remaining goodwill associated with the IndustryInsite.com, Ithority, and PeopleMover acquisitions was not recoverable. We regularly perform reviews to determine if the carrying value of our goodwill and other intangible assets is impaired, and as a result of the proposed merger, as described in footnote 1(b) of the Notes to the Consolidated Financial Statements, we reevaluated the recoverability of our goodwill based on the remaining cash flow projections through the acquisition date including the fair value of consideration to be received in connection with the acquisition. An impairment charge of $23.0 million, which included $22.7 million for goodwill impairment and $0.3 million for impairment of our personal and corporate computer equiptment, was therefore recorded in the quarter ended March 31, 2001.

      Loss on Disposition: During the quarter ended March 31, 2001 the Company recorded a loss of $1.4 million relating to the disposition of its e.office business, a back-office and employment service for independent professionals operated by its former subsidiary, The Churchill Benefit Corporation. In accordance with the provisions of SAB Topic 5-Z and APB Opinion No.30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has included the loss on disposition of the e.office business as an item of loss from operations.

      Other Income. Other income for the quarter ended March 31, 2001 was $0.4 million and consisted primarily of interest income from the higher level of cash balances. Interest income was $0.2 million in the quarter ended March 31, 2000.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Liquidity and Capital Resources

      We have funded our operations from inception primarily by the sale of our equity securities, including net proceeds of approximately $132.6 million through March 31, 2001. In April 2000, we completed our initial public offering and concurrent private placement to Dell USA L.P., raising approximately $75.1 million net of offering costs.

      Cash used in operating activities for the three months ended March 31, 2001 was $10.4 million, primarily due to our net loss of $37.3 million, adjusted for various non-cash charges including an impairment charge, a non-cash loss on disposition, non-cash compensation and depreciation and amortization, and changes in operating assets and liabilities, including changes in our accounts receivable, accounts payable and accrued expenses. Cash used in operating activities for the three months ended March 30, 2000 totaled $13.8 million. We expect to decrease our working capital needs quarter to quarter through more targeted marketing and advertising, better workforce management and a reduction in general and administrative expenses.

      Cash used in investment activities for the three months ended March 31, 2001 totaled $1.1 million of which $1.0 million was used to fund software development costs that were capitalized. We used $0.1 million during the quarter to acquire property and equipment. Cash provided by investing activities for the three months ended March 31, 2000 was $21.8 million. The sale of short-term investments provided cash of $26.9 million, and we used $3.5 million to acquire property and equipment. Our acquisition of a subsidiary and other assets utilized $1.6 million.

      Net cash used in financing activities for the three months ended March 31, 2001 was $0.2 million of which $0.1 million was used to repay loans and $0.1 million was used to repurchase stock. Cash provided by financing activities for the three months ended March 31, 2000 was $2.3 million of which $1.0 million was from loan proceeds and $1.3 million was from the issuance of stock relating to the exercise of options and warrants.

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

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Activities," which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning June 15, 2000. We did not engage in any derivative instruments or hedging activities during the quarter, and the statement did not have any effect on the Company's operating results.

Qualitative and Quantitative Disclosure About Market Risk

      At March 31, 2001, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade corporate and government securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material interest or market rate risks.

      The Company utilizes lines of credit to purchase equipment and to back certain financial obligations. The Company's outstanding balance under its lines of credit at March 31, 2001 was $1.0 million. The Company will pay an aggregate amount of $1.3 million, including interest, for its two lines of credit, which mature on February 2003 and June 2003, respectively.

ADDITIONAL INFORMATION

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      On April 6, 2001 a lawsuit purporting to be a class action and styled Bland vs. Opus360 Corporation, et al. was filed in the United States District Court for the Southern District of New York (the "Bland Action"). The Bland Action is brought on behalf of a proposed class of all persons who acquired securities of the Company between April 7, 2000 and December 6, 2000. Named as defendants in the Bland Action are the Company, eleven current and former officers and directors of the Company, the underwriters of the Company's initial public offering and two shareholders who sold stock in a secondary offering (collectively with the initial public offering, the "Offering") concurrent with the initial public offering (the "Selling Shareholders").

      The amended and restated complaint in the Bland Action alleges that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the Offering caused the prices of the Company's securities to be inflated artificially. The amended and restated complaint in the action alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act"). Damages in unspecified amounts and certain rescission rights are sought.

      Since the filing of the Bland action, several similar putative class actions (the "Additional Actions" and together with the Bland Action, the "Actions") also have been filed in the United States District Court for the Southern District of New York. The Additional Actions are brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001. Named as defendants in the Additional Actions are the Company, ten current and former officers and directors of the Company, the underwriters of the Company's initial public offering and the Selling Shareholders. As in the Bland Action, the complaints in the Additional Actions allege false and misleading information and material omissions in the registration statement relating to the Offering in purported violation of Sections 11, 12(a)(2), and 15 of the Securities Act. Damages in unspecified amounts and certain rescission rights are sought.

      In addition, certain law firms have issued press releases noting that an action has been commenced against the Company and other defendants for violations of law substantially similar to the claims stated in the Actions. The Company has not identified any other actions that are actually filed and pending other than the Actions.

      The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

Item 2. Change in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

b. Reports on Form 8-K

      Current Report on Form 8-K dated March 16, 2001, was filed to report the execution of the Asset Purchase Agreement dated March 16, 2001, between Mirronex Technologies Inc. and Opus360 Corporation.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date May 11, 2001                           Opus360 Corporation
                                                (Registrant)


                                             /s/ Peter Schwartz
                                             ------------------
                                        Executive Vice President and
                                           Chief Financial Officer
                                                 (Signature)