Form 10-Q/A
period 2001-03-31
OPUS360 CORP
filed 2001-05-21
CIK 1099674

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q/A

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
                 (Class)                      (Outstanding Shares)




                            Opus360 Corporation
                                   Index


The Company hereby amends Part I, Item I to correct the Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and March 31, 2000, for a typographical error.

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

         Consolidated Balance Sheets at March 31, 2001 and
         December 31, 2000                                             1

        Consolidated Statements of Operations for the three months
             ended March 31, 2001 and March 31, 2000                   2

        Consolidated Statements of Cash Flows for the three months
             ended March 31, 2001 and March 31, 2000                   3

        Notes to the Consolidated Financial Statements                 4




Item 1.           Financial Statements

                                      Opus360 Corporation and Subsidiaries
                                           Consolidated Balance Sheet
                                                 (in thousands)
                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                            (unaudited)
                                                                       ------------------------------------------
                                Assets
Cash and cash equivalents                                                      $      24,144        $     35,835
Accounts receivable, net of allowances                                                 1,126               5,510
Prepaid expenses                                                                       4,746               6,742
Other current assets                                                                   3,660               2,506
                                                                       ------------------------------------------
                         Total current assets                                         33,676              50,593
Property and equipment, net                                                            8,411               9,513
Goodwill, net of amortization                                                             --              26,801
Deferred costs and other assets                                                        1,230                 725
                                                                       ------------------------------------------
                             Total assets                                      $      43,317        $     87,632
                                                                       ==========================================
                 Liabilities and Stockholders' Equity
Accounts payable                                                                $      2,284        $      5,189
Accrued expenses                                                                       2,537               2,643
Accrued wages                                                                             --               3,721
Deferred revenue                                                                       2,002               2,484
Line of credit                                                                         1,047               1,163
Deferred cost and other current liabilities                                              226                 517
                                                                       ------------------------------------------
                       Total current liabilities                                       8,096              15,717
Capital lease obligation                                                                 104                 140
                                                                       ------------------------------------------
Total liabilities                                                                      8,200              15,857

Common stock, $0.001 par value, 150,000 shares authorized,
     49,551 and 50,088 issued and outstanding, respectively                               50                  50
Series A convertible preferred stock, $0.001 par value, 8,400 shares
     authorized, 0 and 0 shares issued and outstanding, respectively                      --                  --
Series B convertible preferred stock, $0.001 par value, 8,700 shares
     authorized, 0 and 0 shares issued and outstanding, respectively                      --                  --
Paid-in capital                                                                      187,125             192,310
Stock subscription receivable                                                          (215)               (215)
Treasury stock                                                                         (166)                (31)
Deferred compensation                                                                (5,897)            (12,017)
Accumulated deficit                                                                (143,810)           (106,386)
Accumulated other comprehensive loss                                                     (3)                 (3)
Notes receivable for common stock issuances                                          (1,967)             (1,933)
                                                                       ------------------------------------------
                      Total stockholders' equity                                      35,117              71,775
                                                                       ------------------------------------------
              Total liabilities and stockholders' equity                       $      43,317        $     87,632
                                                                       ==========================================



                                      See accompanying notes to consolidated financial statements






                                    Opus360 Corporation and Subsidiaries
                                    Consolidated Statement of Operations
                                                 (unaudited)
                                                                                 Three Months Ended
                                                                                     March 31,

                                                                       ---------------------------------------
                                                                                     2001                2000
                                                                       ------------------- -------------------


License revenue                                                                $       15          $      161

Services, FreeAgent and other revenue                                               1,526                 816
                                                                       ------------------- -------------------

                             Total revenue                                          1,541                 977
                                                                       ------------------- -------------------
Cost of revenue
                                                                                      565                 745
                                                                       ------------------- -------------------

Gross profit                                                                          976                 232
                                                                       ------------------- -------------------
Sales and marketing, exclusive of $12 and $94 for the periods ended March
     31, 2001 and 2000 respectively, reported below as

     amortization of equity-based compensation                                      3,691               8,660
Product development, exclusive of $146 and $602 for the periods ended March 31, 2001 and 2000 respectively, reported below as

     amortization of equity-based compensation                                      3,470               7,759
General and administrative, exclusive of $737 and $2,968 for the periods
     ended March 31, 2001 and 2000 respectively, reported below as

     amortization of equity-based compensation                                      2,149               2,702

Depreciation and amortization of goodwill                                           4,164               2,667

Amortization of equity-based compensation                                             895               3,664

Impairment charge                                                                  22,968                   -


Loss on disposition                                                                 1,402                   -
                                                                       ------------------- -------------------

                       Total operating expenses                                    38,739              25,452
                                                                       ------------------- -------------------
                         Loss from operations
                                                                                 (37,763)            (25,220)

Net interest income                                                                   421                 202
                                                                       ------------------- -------------------

               Loss from operations before income taxes                          (37,342)            (25,018)

Income tax expense                                                                      -                   -
                                                                       ------------------- -------------------
                               Net loss                                     $    (37,342)       $    (25,018)
                                                                       =================== ===================
Basic and diluted net loss per share                                        $      (0.75)        $     (1.86)
                                                                       =================== ===================
Weighted average common shares used in computing basic and

     diluted net loss per share                                                    49,939              13,438
                                                                       =================== ===================
Pro forma basic and diluted net loss per share (Note 9)                                          $     (0.64)
                                                                                           ===================
Weighted average common shares used in computing pro forma

     basic and diluted net loss per share (Note 9)                                                     38,879
                                                                                           ===================





                                      See accompanying notes to consolidated financial statements



                                              Opus360 Corporation
                                      Consolidated Statement of Cash Flow
                                                  (unaudited)
                                                                                 Three Months Ended
                                                                                     March 31,

                                                                    ---------------------------------------------
                                                                             2001                   2000
                                                                    ---------------------- ----------------------

Cash flows from operating activities:
     Net Loss                                                        $ (37,342)         $     (25,018)

     Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
          Depreciation and amortization                                  4,164                  2,667

          Amortization of equity-based compensation                        895                  3,664

          Other non-cash expenses associated with equity issuances         792                    258

          Impairment charge                                             22,968

          Loss on disposition                                              991                     -

         Changes in operating assets and liabilities:                      561                   (302)
                      Accounts receivables

                      Prepaid expenses and other current assets            756                   (329)

                      Other assets                                        (322)                   706

                      Accounts payable and accrued expenses             (2,795)                (1,323)

                      Other liabilities                                   (559)                   706

                      Deferred Revenues                                   (482)                 5,207

                                                                    ---------------------- ----------------------
                         Total adjustments                              26,969                 11,254

                                                                    ---------------------- ----------------------
               Net cash used in operating activities                 $ (10,373)         $     (13,764)

                                                                    ---------------------- ----------------------

Cash flows from investing activities:
     Purchase of property and equipment                                   (64)                 (3,523)

     Capitalization of software costs                                  (1,044)                        -

     Decrease in short term investments                                     -                  26,912

     Cash used in connection with acquisition of subsidiaries               -                    (975)

     Cash used in acquisition of other assets                               -                    (650)
                                                                    ---------------------- ----------------------
        Net cash (used in) provided by investing activities          $  (1,108)         $      21,764


                                                                    ---------------------- ----------------------

Cash flows from financing activities:
     Net proceeds from loans                                                 -                  1,008

     Repayment of loans                                                   (116)                  -

     Net proceeds from issuance of common stock                             41                  1,276

     Repurchase of treasury stock                                         (135)

                                                                    ---------------------- ----------------------
        Net cash (used in) provided by financing activities          $    (210)                 2,284
                                                                    ---------------------- ----------------------


                  Net (decrease) increase in cash                    $ (11,691)         $      10,284

Cash:

      Beginning of period
                                                                     $  35,835          $       1,326
                                                                    ---------------------- ----------------------

      End of period                                                  $  24,144          $      11,610
                                                                    ====================== ======================




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

         Opus360 provides internet-based enterprise software that enables businesses to procure and manage professional services, consultants and systems integration services. Using the Company's Workforce360 enterprise software - an end-to-end infrastructure of interoperable software solutions and hosted procurement services, -- businesses and service providers can efficiently source and deploy, increase utilization, and lower the cost of administering their project-based workforce. Opus360 also licensed Private Labeled Sites; a unique combination of a client's service marks with its proprietary FreeAgent.com universal resource locator for the purpose of bringing together buyers and sellers of contracted labor resources in a single efficient marketplace.

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

(e) Accounts Receivable and Accrued Wages Payable

         Accounts receivable at December 31, 2000, includes the gross billings owed by contracting businesses using the services of the Company's e.office employees. Accrued wages at December 31, 2000, includes the gross billings that the Company collects for the services its e.office employees provide to these contracting businesses, less the initial sign up fee and the monthly fees owed to the Company by the e.office employees. For the year ended December 31, 2000, the gross billings owed to contracting businesses and included in accounts receivable was approximately $3.4 million, and the accrued wages was approximately $3.7 million. At March 31, 2001, neither the gross billings nor the accrued wages of e.office employees are included in the Company's consolidated balance sheet reflecting the disposition of that business.

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

         The Ithority Escrow Shares and approximately 97% of the Ithority Additional Shares to be issued to the selling shareholders were subject to three-year vesting agreements under which the Company has the right but not the obligation to repurchase these shares for $0.01 per share in the event these shareholders party to such agreements were no longer employed by the Company.
The Company had recorded deferred compensation expense of $5.3 million for the fair market value of the Ithority Escrow Shares, which were subject to these continued employment arrangements, and was amortizing such amount over the vesting period. By the end of the fourth quarter of 2000, all of the affected selling shareholders had terminated their employment with the Company. In January 2001, the date of repurchase of these shares, the Company eliminated $3.7 million of unamortized deferred compensation that it had previously recorded for the Ithority Escrow Shares.

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
                                                   ========      ========

Note 4. Accounts Receivable, net:

         At March 31, 2001 and December 31, 2000 the breakdown of accounts receivable was as follows:

                                                      March 31,   December 31,
                                                        2001         2000
                                                      -------      -------
            Billed receivables                        $   873      $ 4,646
            Unbilled receivables                          532        1,192
                                                      -------      -------
                                                        1,405        5,838
            Less allowance for doubtful receivables      (279)        (328)
                                                      -------      -------
                     Total                            $ 1,126      $ 5,510
                                                      =======      =======

      Changes in the allowance for doubtful receivables were as follows:

                                                 March 31,   December 31,
                                                   2001          2000
                                                  ------        ------
             Beginning balance                    $ (328)       $    0
             Provision for doubtful receivables     (153)         (328)
             Write-offs                              202             0
                                                  ------        ------
             Ending balance                       $ (279)       $ (328)
                                                  =======       =======

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

Date May 21, 2001                           Opus360 Corporation


                                            /s/ Peter Schwartz
                                            -------------------------------
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer
                                            and Principal Accounting Officer)