Form 10-Q
period 2001-06-30
OPUS360 CORP
filed 2001-08-14
CIK 1099674

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File number 000-29793

                               Opus360 Corporation

             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                    13-4023714
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)

  39 W. 13th Street, NY, NY                                  10011
 (Address of Principal Executive Offices)                  (Zip Code)

                                  212-687-1086
               Registrant's Telephone Number, Including Area Code

                 ----------------------------------------------
                                 Former address

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.

                  Common Stock          123,751,242
                    (Class)        (Outstanding Shares)

                               Opus360 Corporation
                                      Index

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at June 30, 2001 and
                 December 31, 2000                                           1

               Consolidated Statements of Operations for the three and
                 six months ended June 30, 2001 and June 30, 2000           2

               Consolidated Statements of Cash Flows for the six
                 months ended June 30, 2001 and June 30, 2000               3

               Notes to the Consolidated Financial Statements              4-11

       Item 2. Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                      12-20

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                          21-22

       Item 2. Change in Securities and Use of Proceeds                     22

       Item 3. Defaults Upon Senior Securities                              22

       Item 4. Submission of Matters to a Vote of Securities Holders        22

       Item 5. Other Information                                            22

       Item 6. Exhibits and Reports on Form 8-K                             22

               a. Exhibits

Item 1. Financial Statements

                      Opus360 Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                       June 30,          December 31,
                                                                         2001                2000
                                                                     (unaudited)
                                                                    -------------       -------------
                             Assets
Cash and cash equivalents                                           $  15,636,000       $  35,835,000
Accounts receivable, net of allowances                                    700,000           5,510,000
Prepaid expenses                                                        1,107,000           6,742,000
Other current assets                                                      290,000             906,000
                                                                    -------------       -------------
                      Total current assets                             17,733,000          48,993,000

Property and equipment, net                                             7,725,000           9,513,000
Goodwill, net of amortization                                                  --          26,801,000
Deferred costs and other assets                                         5,199,000           2,325,000
                                                                    -------------       -------------
                          Total assets                              $  30,657,000       $  87,632,000
                                                                    =============       =============
             Liabilities and Stockholders' Deficit

Accounts payable                                                    $   1,546,000       $   5,189,000
Accrued expenses                                                        2,403,000           2,643,000
Accrued wages                                                                  --           3,721,000
Deferred revenue                                                        1,901,000           2,484,000
Line of credit                                                            928,000           1,163,000
Other current liabilities                                                 190,000             517,000
                                                                    -------------       -------------
Total current liabilities                                               6,968,000          15,717,000

Capital lease obligation                                                   78,000             140,000

Total liabilities                                                       7,046,000          15,857,000
                                                                    -------------       -------------
Stockholders equity:
Common stock, $0.001 par value, 150,000,000 shares authorized,
  50,088,736 and 49,697,994 issued and outstanding,
  respectively                                                             50,000              50,000
Paid-in capital                                                       187,126,000         192,310,000
Stock subscription receivable                                            (215,000)           (215,000)
Treasury stock                                                           (166,000)            (31,000)
Deferred compensation                                                  (2,211,000)        (12,017,000)
Accumulated deficit                                                  (160,970,000)       (106,385,000)
Accumulated and other comprehensive loss                                   (3,000)             (3,000)
Notes receivable for common stock issuances                                    --          (1,934,000)
                                                                    -------------       -------------
                   Total stockholders' equity                          23,611,000          71,775,000
                                                                    -------------       -------------

Commitments and contingencies                                                  --                  --

          Total liabilities and stockholders' deficit               $  30,657,000       $  87,632,000
                                                                    =============       =============

           See accompanying notes to consolidated financial statements

                      Opus360 Corporation and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                       For The Three Months Ended       For The Six Months Ended
                                                                         June 30,        June 30,        June 30,        June 30,
                                                                           2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
License revenue                                                        $         --    $  1,110,000    $     14,000    $  1,271,000
Services, FreeAgent and other revenue                                       186,000       1,191,000       1,713,000       2,007,000
                                                                       ------------    ------------    ------------    ------------
                            Total revenue                                   186,000       2,301,000       1,727,000       3,278,000
                                                                       ------------    ------------    ------------    ------------
Cost of revenue                                                             248,000         438,000         813,000       1,182,000
                                                                       ------------    ------------    ------------    ------------
Gross profit                                                                (62,000)      1,863,000         914,000       2,096,000
                                                                       ------------    ------------    ------------    ------------
Operating expenses:
   Sales and marketing, exclusive of $9,000 and $94,000 for the three months ended and $22,000 and $189,000 for the six months
     ended respectively, reported below as amortization of                1,581,000       6,508,000       5,273,000      15,168,000
     equity-based compensation
   Product development, exclusive of $138,000 and $146,000 for the three months ended and $283,000 and $748,000 for the six months
     ended respectively, reported below as amortization of                3,059,000       6,303,000       6,529,000      14,062,000
     equity-based compensation
   General and administrative, exclusive of $3,539,000 and $1,294,000 for the three months ended and $4,276,000 and $4,261,000 for the
     six months ended respectively, reported below as amortization of     8,243,000       4,572,000      10,391,000       7,274,000
     equity-based compensation
   Depreciation and amortization of goodwill                                746,000       3,979,000       4,910,000       6,647,000
   Amortization of equity-based compensation                              3,686,000       1,534,000       4,581,000       5,198,000
   Impairment charge                                                             --              --      22,968,000              --
   Loss on disposition                                                           --              --       1,402,000              --
                                                                       ------------    ------------    ------------    ------------
                        Total operating expenses                         17,315,000      22,896,000      56,054,000      48,349,000
                                                                       ------------    ------------    ------------    ------------
                           Loss from operations                         (17,377,000)    (21,033,000)    (55,140,000)    (46,253,000)
Net interest income                                                         217,000       1,017,000         638,000       1,219,000
                                                                       ------------    ------------    ------------    ------------
                 Loss from operations before income taxes               (17,160,000)    (20,016,000)    (54,502,000)    (45,034,000)

Income tax expense                                                               --              --              --              --
                                                                       ------------    ------------    ------------    ------------
                                  Net Loss                             $(17,160,000)   $(20,016,000)   $(54,502,000)   $(45,034,000)

                                                                       ============    ============    ============    ============
Basic and diluted net loss per share                                   $      (0.35)   $      (0.42)   $      (1.10)   $      (1.48)
                                                                       ============    ============    ============    ============
Weighted average common shares used in computing basic and
   diluted net loss per share                                            49,498,613      47,164,648      49,742,965      30,331,712
                                                                                       ============                    ============
Pro forma basic and diluted net loss per share                                         $      (0.41)                   $      (1.02)
                                                                                       ============                    ============
Weighted average common shares used in computing pro forma
   basic and diluted net loss per share                                                  48,819,258                      44,225,443
                                                                                       ============                    ============

           See accompanying notes to consolidated financial statements

                               Opus360 Corporation
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                                 Six Months Ended
                                                                             June 30         June 30
                                                                          ------------    ------------
                                                                              2001            2000
                                                                          ------------    ------------
Cash flows from operating activities:
  Net Loss                                                                $(54,502,000)   $(45,034,000)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                                            4,910,000       6,647,000
    Amortization of equity-based compensation                                4,581,000       5,198,000
    Other non-cash expenses associated with equity issuances                 4,835,000         964,000
    Write-off of loan                                                        1,966,000              --
    Impairment charge                                                       22,968,000              --
    Loss on disposition                                                        991,000              --
    Changes in operating assets and liabilities:
         Account receivables                                                   987,000      (2,518,000)
         Prepaid expenses and other current assets                           4,892,000        (564,000)
         Other assets                                                       (3,785,000)      1,502,000
         Accounts payable and accrued expenses                              (3,668,000)      1,002,000
         Other liabilities                                                    (173,000)       (665,000)
         Deferred Revenues                                                    (583,000)      4,248,000
                                                                          ------------    ------------
                                                                            37,921,000      15,814,000
                                                                          ------------    ------------
                Net cash used in operating activities                     $(16,581,000)   $(29,220,000)
                                                                          ------------    ------------
Cash flows from investing activities:
  Capitalization of product development expenses                            (1,044,000)
  Purchase of mxConnect software                                            (2,179,000)
  Purchase of property and equipment                                           (67,000)     (6,023,000)
  Decrease (Increase) in short term investments                                     --      26,912,000
  Cash provided by (used in) connection with acquistion of subsidiaries             --        (975,000)
  Cash used in acquisition of other assets                                          --      (1,577,000)
                                                                          ------------    ------------
                 Net cash provided by (used in) investing activities      $ (3,290,000)   $ 18,337,000
                                                                          ------------    ------------
Cash flows from financing activities:
  Net proceeds from loans                                                                    1,750,000
  Repayment of loans                                                          (235,000)       (109,000)
  Net proceeds from issuance of common stock                                    42,000      77,086,000
  Repurchase of treasury stock                                                (135,000)         (3,000)
                                                                          ------------    ------------
                     Net cash provided by financing activities            $   (328,000)   $ 78,724,000
                                                                          ------------    ------------
                                Net increase (decrease) in cash           $(20,199,000)   $ 67,841,000
Cash:
  Beginning of period                                                     $ 35,835,000    $  1,326,000
                                                                          ------------    ------------
  End of period                                                           $ 15,636,000    $ 69,167,000
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

Opus360 Corporation and Subsidiaries
Notes to the Consolidated Financial Statements
(Unaudited)

(all tabular amounts in thousands except per share amounts)

Note 1. Organization and Summary of Accounting Policies

(a) Organization and Description of Business

      Opus360 Corporation ("Opus360" or the "Company") was incorporated on August 17, 1998, under the laws of the State of Delaware. Opus 360 is currently down business under the name "Artemis International Solutions Corporation".

      Opus360 provides internet-based enterprise software that enables businesses to procure and manage professional services, consultants and systems integration services.

      The Company's continued existence is dependent upon several factors including the Company's ability to successfully complete the proposed combination with the Artemis subsidiaries ("Artemis") of Proha Plc ("Proha") and integrate its operations with those of Artemis. The Company's existence is also dependent upon its ability to sell and successfully implement its software solutions. The Company has experienced recurring net losses since it commenced operations on August 17, 1998. At June 30, 2001 the Company has an accumulated deficit of $161 million. The Company has not achieved profitability and expects to continue to incur net losses for the year ended December 31, 2001. Receipt of fees for its labor procurement and management software solutions is essential to the Company's business model. The Company's software products are delivered over the Internet and compete with traditional recruiting and project-based work search methods. The Company may not be able to achieve the level of sales growth required to generate enough cash to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The Company's near and long-term operating strategies focus on promoting its Workforce360 software and services to increase revenue and cash flow while better positioning the Company to compete under current market conditions. The Company has also reorganized its sales and marketing units in an effort to streamline its operations and increase sales efforts.

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

      As a result of the Company's disposition of a portion of its FreeAgent.com segment, the e.office business, during the quarter ended March 31, 2001, the Company's consolidated balance sheet at June 30, 2001 does not include the assets, liabilities and stockholders' equity of The Churchill Benefit Corporation ("Churchill").

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

(d) Impairment of Long-Lived Assets

      The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are less than the assets' carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair market value, less cost to sell

      On April 11, 2001, the Company executed a definitive agreement with Proha PLC ("Proha") pursuant to which the Company has agreed to exchange 80% of the Company's post-transaction outstanding common stock, for 100% of the capital stock of Proha's Artemis subsidiary and 19.9% of two other Proha subsidiaries, after which the Company is expected to be renamed Artemis International Solutions Corporation. The transaction would result in a reverse acquisition for accounting purposes, and Artemis would be treated as the accounting acquirer. As a result of the proposed merger the Company reevaluated the recoverability of the goodwill based on the remaining projected cash flows through the Artemis acquisition date including the fair value of consideration to be received in connection with the acquisition by Artemis. Based on this analysis the Company determined that goodwill was not recoverable and recorded an impairment charge in the amount of $22.7 million. In addition a charge of $0.3 million was recorded to reduce the net current valuation of the Company's personal and corporate computer equipment. These charges were reported in the quarter ended March 31, 2001.

Note 2. Prepaid Expenses

      During the quarter, the Company wrote-off a previously recorded prepaid expense for customer advisory services to be provided by Lucent Technologies, Inc.'s ("Lucent") officials. The asset was recorded in February 2000 and December 2000 in connection with the granting of warrants to Lucent. Lucent was obligated to serve on the Company's Customer Advisory Board, provide substantial advice and client references. The relationship with Lucent was managed by Richard S. Miller the Company's former President and Chief Operating Officer. During the quarter, Mr. Miller terminated his employment with the Company and his Lucent counterpart has been reassigned as part of a larger reorganization. The Company has reevaluated its strategic relationship with Lucent, including the value of the prepaid expense and concluded that the asset should be written off. During the quarter the Company also expensed approximately $1.5 million in prepaid advertising, which had been accrued during the fourth quarter of 1999 in exchange for an equity issuance. The write-off was predicated by the termination of the agreement between the Company and the advertising provider whereby all parties were released from their obligations under the original agreement

Note 3. Accounts Receivable, net:

         At June 30, 2001 and December 31, 2000 the breakdown of accounts receivable was as follows:

                                               June 30,       December 31,
                                                  2001            2000
                                                -------          -------
Billed receivables                              $ 1,079          $ 4,646
Unbilled receivables                                195            1,192
                                                -------          -------
                                                  1,274            5,838
Less allowance for doubtful receivables            (574)            (328)
                                                -------          -------
         Total                                  $   700          $ 5,510
                                                =======          =======

Changes in the allowance for doubtful receivables were as follows:

                                    June 30,    December 31,
                                      2001          2000
                                     ------        ------
Beginning balance                    $ (328)       $    0
Provision for doubtful receivables     (448)         (328)
Write-offs                              202             0
                                     ------        ------
Ending balance                       $ (574)       $ (328)
                                     ======        ======

Note 4. Lines of Credit

      In February 2000 and June 2000, the Company borrowed $1.1 million and $0.7 million, respectively, as part of a $1.8 million equipment line of credit (the "Facility") with a bank. The annual interest rate on the Facility is equal to the bank prime rate plus 1.25%. The Company is in compliance with the covenants under the Facility, and the outstanding balance under the Facility line at June 30, 2001 is $0.9 million with an interest rate of 10.75% per annum.

Note 5. Commitments

Asset Purchase Agreement

      On May 24, 2001 the Company completed its acquisition of the assets of Mirronex Technologies Inc. ("Mirronex") pursuant to the Asset Purchase Agreement entered into with Mirronex on March 16, 2001 and amended on May 10, 2001. In accordance with the terms of the agreement, the Company acquired Mirronex's mxConnect software technology and recorded an asset in the amount of $2.2 million. The cash purchase price was reduced by a $0.9 million secured loan made to Mirronex in December 2000 and during the quarter ended March 31, 2001.

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

         In October 2000, the Company restructured several of its co-branding and advertising agreements. Under the revised agreements, the Company has agreed to purchase an aggregate of $6.3 million in advertising from various media companies and their affiliated Internet sites through September 2002. Approximately $3.6 million of the advertising commitment is contingent on the delivery of a specified number of monthly impressions, which if not delivered can result in a termination of the commitment. As of June 30, 2001, the Company has purchased and expensed $3.5 million of the $6.3 million advertising commitment. The Company will expense the remaining advertising commitment of

$2.8 million upon the delivery of the required amount of advertising impressions.

      During the quarter ended June 30, 2001, the Company expensed approximately $1.5 million in prepaid advertising accrued during the fourth quarter of 1999 in exchange for an equity issuance. The agreement between the Company and the advertising provider was terminated and all parties were released from their obligations under the original agreement.

Note 6. Income Taxes

      The Company has not recorded a provision for income tax expenses, as it has incurred net operating loss for each period since inception.

Note 7. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months ended
                                                               June  30,
                                                            2001         2000
                                                        -----------    --------
Numerator:
 Net loss                                               $   (17,160)   $(20,016)
                                                        ===========    ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                             49,499      47,165
                                                        ===========    ========
 Basic and diluted net loss per share                   $     (0.35)   $  (0.42)
                                                        ===========    ========

                                                            Six months ended
                                                               June  30,
                                                            2001         2000
                                                        -----------    --------
Numerator:
 Net loss                                               $   (54,502)   $(45,034)
                                                        ===========    ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                             49,743      30,332
                                                        ===========    ========
 Basic and diluted net loss per share                   $     (1.10)   $  (1.48)
                                                        ===========    ========

      For the three months and six months ended June 30, 2001 and June 30, 2000 basic and diluted net loss per share excludes the effect of 405,631 escrowed shares and $850,000 of contingently issuable shares of common stock in connection with the acquisition of Churchill. These shares were cancelled during the quarter ended March 31, 2001. Diluted net loss for the three and six months ended June 30, 2001 and June 30, 2000 does not include the effect of options and warrants to purchase 15,540,848 and 11,559,589 shares of common stock, respectively or 235,419 and 423,271, respectively, unvested escrowed shares of common stock issued to former shareholders of Ithority and PeopleMover.

      Pro forma basic and diluted loss per share is computed by assuming the conversion of all convertible preferred stock into common stock as if such shares were outstanding from their respective dates of issuance. The basic and diluted loss per share for the three and six months ended June 30, 2001 includes the conversion of the convertible preferred stock, which occurred on the Company's initial public offering date of April 7, 2000. The following table sets forth the computation of the Company's pro forma basic and diluted loss per share (in thousands, except per share amounts):

                                                          Three months ended
                                                               June 30,
                                                           2001          2000
                                                         --------      --------
Numerator:
 Net loss                                                $(17,160)     $(20,016)
                                                         ========      ========
Denominator:
 Weighted average shares                                   49,499        47,165
  Assumed conversion of preferred stock
         Series A                                               0           820
         Series B                                               0           834
                                                         --------      --------
                                                           49,499        48,819
                                                         ========      ========

 Basic and diluted net loss per share                   $   (0.35)
                                                        =========
 Pro forma basic and diluted net loss per share                        $  (0.41)
                                                                       ========

                                                            Six months ended
                                                                June 30,
                                                           2001          2000
                                                         --------      --------
Numerator:
 Net loss                                                $(54,502)     $(45,034)
                                                         ========      ========
Denominator:
 Weighted average shares                                   49,743        30,332
  Assumed conversion of preferred stock
         Series A                                               0         6,622
         Series B                                               0         7,271
                                                         --------      --------
                                                           49,743        44,225
                                                         ========      ========

 Basic and diluted net loss per share                   $   (1.10)
                                                        =========

 Pro forma basic and diluted net loss per share                        $  (1.02)
                                                                       ========

Note 8. Stockholders' Equity

Stock Options:

      In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Director Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Director Plan authorize the granting of up to 10.0 million and up to 1.1 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.8 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the quarter ended June 30, 2001 the Company granted approximately 385,000 options with exercise prices ranging from $0.11 to $0.29.

      During the quarter ended June 30, 2001 the Company reduced the amount of the deferred compensation it had previously recorded by approximately $3.0 million, representing the unamortized deferred compensation for employees who were issued stock options and are no longer employed by the Company.

      The Company expects to amortize unamortized deferred compensation expense of approximately $2.2 million at June 31, 2001, as follows (in thousands):

      For the six months ending December 31, 2001      $   695
      For the year ending December 31, 2002            $ 1,294
      For the year ending December 31, 2003            $   222

      During the quarter ended June 30, 2001, the Company has not recorded any additional deferred compensation as all grants were made to employees at fair market value.

      During the quarter ended June 30, 2001, the Company recorded an expense for the write-off of a loan made to Richard S. Miller, its former President and Chief Operating Officer in connection with the exercising of stock options by Mr. Miller on March 23, 2000.

Note 9. Subsequent Events

      On July 31, 2001, the Company completed the first step of its proposed combination with the Artemis subsidiaries ("Artemis") of Proha Plc ("Proha") pursuant to the definitive agreement signed on April 11, 2001 with Proha, a provider of project and resource collaboration solutions that is listed on the NM-list of the Helsinki Exchange. Under the terms of the definitive agreement, as it was amended on July 10, 2001, Artemis, the project management and collaboration subsidiary of Proha, will combine with Opus360, which is expected to be renamed Artemis International Solutions Corporation. In conjunction with this first closing, the Company issued approximately 74 million shares of common stock to Proha in return for 100% of the stock of Artemis. The combination will be accounted for as a reverse merger, a purchase by Artemis of Opus360, under FASB Statement No. 141, Business Combinations. The agreement as amended may be terminated by either party if shareholder approval is not received. However, since Proha has already obtained approval from their shareholders during the quarter ended June 30, 2001, and as a result of the July 31 stock issuance is now the majority shareholder of the Company it is unlikely that this termination event will occur. The proposed combination, after completion of the second step of the transaction, will result in the issuance in the aggregate of new shares representing 80% of the post-transaction issued and outstanding common stock in exchange for the stock of Proha's Artemis subsidiary and 19.9% of the stock of two other Proha subsidiaries. The transaction will be treated for accounting purposes as a reverse acquisition of Opus360.

      In the event that the second closing does not occur, the Company is required to return to Proha approximately 63 percent of the Artemis stock, and Proha is required to deliver to the Company approximately 7.4 percent of the outstanding shares of two Proha subsidiaries. In any event, Proha will retain the approximately 74 million shares of the Company's common stock (representing approximately 60 percent of the post-transaction outstanding common stock of the Company) received at the first closing. As a result of owning approximately 60% of the post-transaction outstanding common stock, Proha has sufficient voting power to grant the stockholder approval required for the second closing. Pursuant to a Voting Agreement entered into at the first closing, Proha is contractually committed to (i) vote the shares of common stock owned by Proha for the purpose of effecting the stockholders approval, (ii) vote against any alternative transaction and certain extraordinary transactions involving a reorganization of Opus360 or a sale of all or substantially all of the assets of the Company and (iii) vote against any action that would adversely affect the transactions contemplated by the Share Exchange Agreement.

Note 10. Contingencies

Rescission Offer:

      As of June 30, 2001, the Company has granted options to purchase approximately 97,125 shares of its common stock to its former FreeAgent e.office employees, which may not have complied with certain federal and state securities laws.

      As disclosed in the Company's Prospectus dated April 7, 2000, the Company intends to make a rescission offer to all the FreeAgent e.office employees. The Company intends to file a registration statement with respect to the rescission offer under applicable federal and state securities laws. In the rescission offer, the Company will offer to repurchase from the FreeAgent e.office employees all of the shares issued upon exercise of options by these employees before the expiration of the rescission offer, at the exercise price paid for these shares, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The Company will also offer to repurchase all of the unexercised options issued to these FreeAgent e.office employees at 20% of the option exercise price multiplied by the number of shares subject to such options, plus interest at the rate of 10% per year from the date of issuance until the rescission offer expires. The rescission offer will expire approximately 30 days after the effectiveness of the rescission offer registration statement.

      Based on the number of options outstanding as of June 30, 2001, the Company could be required to pay to these FreeAgent e.office employees up to approximately $0.1 million, including interest, in connection with the rescission offer. The applicable securities laws do not expressly provide that a rescission offer will terminate a purchaser's right to rescind a sale of stock, which was not registered as required. Accordingly, if any FreeAgent e.office employees reject the rescission offer, the Company may continue to be contingently liable for the purchase price of these shares and options, which may not have been issued in compliance with applicable securities laws. Amounts related to this contingent liability are not reflected in the accompanying financial statements.

      On April 6, 2001 a lawsuit purporting to be a class action and captioned CHARLES BLAND VS. OPUS360 CORPORATION, ET AL., 01 Civ. 2938 (the "BLAND Action") was filed in the United States District Court for the Southern District of New York. The BLAND Action is brought on behalf of a proposed class of all persons who acquired securities of the Company between April 7, 2000 and December 6, 2000. Named as defendants in the BLAND Action are the Company, eleven current and former officers and directors of the Company, the underwriters of the Company's initial public offering and two shareholders (the "Selling Shareholders") who sold stock in a secondary offering (collectively with the initial public offering, the "Offering") concurrent with the initial public offering.

      The amended and restated complaint in the BLAND Action alleges that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the Offering caused the prices of the Company's securities to be inflated artificially. It also alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act"). Damages in unspecified amounts and certain rescission rights are sought.

      On or about June 5, 2001, an action captioned Kenneth Shives, et al. v. Bank of America Securities LLC, et al., 01 Civ. 4956 (the "Shives Action") was filed in the United States District Court for the Southern District of New York. The complaint in the Shives Action asserts claims against the Company, certain of its present or former officers and directors (collectively, the "Opus360 Defendants"), two shareholders (the "Selling Shareholders") who sold stock in a secondary offering and the underwriters that managed the Company's April 2000 Offering, for alleged violations of the federal securities laws (principally Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.) The complaint is based on allegations that the various underwriter defendants engaged in (and involved other defendants in) a broad scheme to artificially inflate and maintain the market price of the common stock of various companies named as defendants (including Opus360), and to cause the named plaintiffs and other members of the putative class to purchase the stock of those companies at artificially inflated prices.

      On or about July 20, 2001, counsel for the plaintiffs in the Shives Action and counsel for the Opus360 Defendants and the Selling Shareholders executed stipulations in which the plaintiffs agreed to drop the Opus360 Defendants and the Selling Shareholders as defendants in the Shives Action and to dismiss without prejudice the claims asserted in that action against each of those defendants. Those stipulations were so ordered by the Court on or about July 24, 2001 and the Opus360 Defendants and the Selling Shareholders are no longer defendants in the Shives Action.

      The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "expects", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Among the important factors that could cause actual results to differ significantly from those expressed or implied by such forward-looking statements are the likelihood or effect of completing the combination with the Artemis subsidiaries ("Artemis") of Proha Plc ("Proha"); our ability to successfully integrate our business with that of Artemis; our liquidity and access to public markets; our limited operating history and expectation of future losses; the failure of the Internet to become a proven recruitment and project search medium; our need to successfully develop awareness of our brand names; the failure of our products and services to be accepted in the marketplace; the intense competition in our industry; technological change; damage to our reputation which could result from unexpected network interruption; undetected errors or defects in our services; breaches of our network security or computer viruses; the imposition of new burdensome government regulations and legal uncertainties regarding the Internet which could increase our costs or limit our operations; the potential need for additional financing; the risk that our proprietary rights may not be fully protected; uncertainties regarding the application of federal tax and employee benefit laws to our business which could limit our ability to provide benefits that will attract free agents or serve our clients; the risk that we may be subject to employment-related claims relating to free agents, or the organizations that use their services; legal uncertainties regarding the application of various federal and state laws to our business; legal uncertainties regarding the outcome of shareholder suits; as well as the other risk factors affecting the Company detailed from time to time in documents filed by the Company with the Securities Exchange Commission ("SEC"), including but not limited to those discussed under the caption "Risk Factors" in our Annual Report on Form 10-K filed with the SEC on March 19, 2001.

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

Results of Operations

      We have a short operating history and have incurred substantial losses since our inception. From the date of our inception in August 1998 through December 31, 1998, we incurred net losses of $1.1 million. For the year ended December 31, 1999, we incurred net losses of $29.5 million. For the year ended December 31, 2000, we incurred net losses of $75.9 million. For the three and six months ending June 30, 2001, we incurred net losses of $17.2 and $54.5 million, respectively, and as of June 30, 2001, we had an accumulated deficit of $161 million. Our net losses and resulting accumulated deficit are primarily due to the costs we incurred to develop our products and services and to expand our sales and marketing programs.

      Because of the prospective valuation established by the pending combination with Artemis and our analysis of projected cash flows, during the quarter ended March 31, 2001 we recorded a non-cash impairment charge of $23.0 million to write down the goodwill and other intangibles associated with the acquisitions of the PeopleMover, Ithority and IndustryInsite.com businesses completed in the first quarter of 2000 and to decrease the value of computer equipment and other personal property.

      We intend to continue to devote resources to advertising and brand-marketing programs designed to promote our Workforce360 enterprise software. We anticipate that we will incur additional salaries and sales commissions as a result of increased sales personnel and increased sales. Our marketing and branding programs for our enterprise software will result in an expanded marketing program for trade shows and customer advisory board meetings. We believe that these expenses will continue to increase in absolute dollars in future periods. The increase in sales and marketing costs is expected to be offset by a decrease in our product development and general and administrative expenses as we continue to focus on increasing our operating efficiencies while cutting costs. With the release of the second-generation version of Workforce360, we anticipate that our product development costs will decrease in future periods. We expect to incur losses from operations for the foreseeable future but these losses are expected to decrease significantly as a percentage of revenue. To the extent these decreases in our operating expenses are not followed by commensurate increases in our revenue, or if we are unable to adjust operating expense levels as anticipated, our operating losses may exceed our expectations for those periods. We cannot be certain that we will ever achieve or sustain profitability.

Three Months Ended June 30, 2001 and 2000

Revenue

      For the quarter ended June 30, 2001 our revenue was $0.2 million from Application and Procurement Services ("APS") and consisted solely of integration services revenue of $0.2 million. For the quarter ended June 30, 2000, we had revenue of $2.3 million of which approximately $0.6 million was derived from our FreeAgent.com services consisting of initial sign-up fees and monthly fees paid by our e.office employees as well as sales of advertising sponsorships on FreeAgent.com; and $1.7 million related to the Application and Procurement Services which consisted of the sale of software licenses and integration services revenues.

Cost of Revenue

      Cost of revenue for the quarter ended June 30, 2001, was $0.2 million, a decrease of 50% from cost of revenue of $0.4 million for the quarter ended June 30, 2000. This reduction was as a result of the decreased amount of salaries and wages paid to employees that provide implementation and integration services to customers who were deploying our enterprise software during the quarter. As we strive to increase the license sales and implementation fees for our enterprise software solution, we expect that cost of revenue will continue to increase both in absolute dollars and percentage terms in future periods. Cost of revenue for the quarter ended June 30, 2000, was $0.4 million and consisted primarily of salaries paid to staff who administered our FreeAgent e.Office services, costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges and cost of providing integration services to our customers.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the quarter ended June 30, 2001 were $1.6 million, excluding $0.001 million reflected as equity based compensation below, a decrease of 75% from sales and marketing expenses of $6.5 million for the quarter ended June 30, 2000. This decrease was primarily attributable to the decline in marketing and advertising expenses for our Workforce360 enterprise software and FreeAgent.com website, as well as a decline in salaries and benefits paid to a reduced sales and marketing staff. As we focus our resources on advertising and building brand-awareness for our Workforce360 enterprise software and increase our sales efforts to coincide with the release of enhanced software solutions, our sales and marketing costs may increase, primarily due to salaries and commissions paid to our sales and marketing associates.

      Product Development. Product development expenses for the quarter ended June 30, 2001 were $3.1 million, excluding $0.1 million reflected as equity based compensation below, a decrease of 51% from product development expenses of $6.3 million for the quarter ended June 30, 2000. The decrease was primarily attributable to a lower amount in salaries and benefits paid to our reduced product development staff and a reduction in the fees paid to our third party consultants. While we believe that continued investment in product development is critical to attaining our strategic objective, we expect our product development expenses to decline in future periods as our products achieve stability and our processes are refined.

      General and Administrative. General and administrative expenses for the quarter ended June 30, 2001 were $8.3 million, excluding $3.6 reflected as equity based compensation below, an increase of 80% over general and administrative expenses of $4.6 million for the quarter ended June 30, 2000. The increase was primarily attributable to a write-off of prepaid marketing expenses and customer advisory services to be provided by Lucent Technologies, Inc. officials. This write-off was occasioned by the departure of a key officer.

During the quarter we also wrote off a loan made to our former President and Chief Operating Officer. The loan was a non-recourse loan secured by the shares of the Company stock obtained upon the exercise of an option. These expenses were offset by cost reductions associated with a decline in the number of employees and associated general office expenses, rent and utilities, recruiting fees and professional fees. Salaries and benefits decreased as we reduced our general and administrative staff. We expect that our general and administrative expenses will decrease in future periods as we consolidate our office facilities and become more efficient in managing these expenditures.

      Depreciation and Amortization. Depreciation and amortization expenses for the quarter ended June 30, 2001 were $0.7 million, consisting solely of depreciation of property and equipment. Depreciation and amortization expense was $4.0 million in the quarter ended June 30, 2000 and included amortization of goodwill.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the quarter ended June 30, 2001 was $3.7 million and consisted of deferred compensation expense for options to purchase common stock granted to employees having exercise prices below the fair market value of our common stock at the date of grant including a write-off of deferred compensation expense for terminated employees and deferred compensation expense for the PeopleMover escrowed shares. Amortization of equity-based compensation was $1.5 million in the quarter ended June 30, 2000. We will continue to amortize our equity-based compensation over the vesting period, which is generally three to four years.

      Other Income. Other income for the quarter ended June 31, 2001 was $0.2 million and consisted primarily of interest income from the Company's cash balances. Interest income was $1.0 million in the quarter ended June 30, 2000.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Six Months Ended June 30, 2001 and 2000

Revenue

      For the six months ended June 30, 2001 our revenue was $1.7 million of which $1.3 million was derived from Application and Procurement Services ("APS") which consisted of integration services revenue of $0.9 million and other revenue of $0.4 million, including a fee of $0.3 million in mitigation of a licensee's decision during the third quarter of 2000 to cease implementation of our product; and $0.4 million from our FreeAgent services consisting of initial sign-up fees and monthly fees paid by our former e.office employees. For the six months ended June 30, 2000 we had revenue of $3.3 million of which approximately $2.4 million related to the Application and Procurement Services which consisted of the sale of software licenses and integration services revenues; and $0.9 million was derived from our FreeAgent.com services consisting of initial sign-up fees and monthly fees paid by our e.office employees as well as sales of advertising sponsorships on FreeAgent.com;

Cost of Revenue

      Cost of revenue for the six months ended June 30, 2001, was $0.8 million, a decrease of 33% from cost of revenue of $1.2 million for the quarter ended

June 30, 2000. This reduction was as a result of the decreased amount of salaries and wages paid to employees that provide implementation and integration services to customers who were deploying our enterprise software during the quarter, salaries paid to staff who administer our e.office services and costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges. Cost of revenue for the six months ended June 30, 2000, was $1.2 million and consisted primarily of salaries paid to staff who administered our FreeAgent e.Office services, costs associated with operating the FreeAgent.com website including certain technical personnel and telecommunications charges.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses for the six months ended June 30, 2001 were $5.3 million, excluding $0.02 million reflected as equity based compensation below, a decrease of 65% from sales and marketing expenses of $15.2 million for the six months ended June 30, 2000. This decrease was primarily attributable to the decline in marketing and advertising expenses for our Workforce360 enterprise software and FreeAgent.com website, as well as a decline in salaries and benefits paid to a reduced sales and marketing staff.

      Product Development. Product development expenses for the six months ended June 30, 2001 were $6.5 million, excluding $0.3 million reflected as equity based compensation below, a decrease of 54% from product development expenses of $14.1 million for the six months ended June 30, 2000. The decrease was primarily attributable to a lower amount in salaries and benefits paid to our reduced product development staff and a reduction in the fees paid to our third party consultants. During the six months ended June 30, 2001, we capitalized approximately $1.0 million of software development costs.

      General and Administrative. General and administrative expenses for the six months ended June 30, 2001 were $10.4 million, excluding $4.3 reflected as equity based compensation below, an increase of 42% over general and administrative expenses of $7.3 million for the six months ended June 30, 2000. The increase was primarily attributable to a write-off of prepaid marketing expenses and customer advisory services to be provided by Lucent Technologies, Inc. officials. This write-off was occasioned by the departure of a key officer. During the quarter we also wrote off a loan made to our former President and Chief Operating Officer. The loan was a non-recourse loan secured by the shares of the Company stock obtained upon the exercise of an option. These expenses were offset by cost reductions associated with a decline in the number of employees and associated general office expenses, rent and utilities, recruiting fees and professional fees. Salaries and benefits decreased as we reduced our general and administrative staff.

      Depreciation and Amortization. Depreciation and amortization expenses for the six months ended June 30, 2001 were $4.9 million, consisting primarily of amortization of goodwill of $3.1 million associated with our acquisitions. Depreciation and amortization expense was $6.6 million for the six months ended June 30, 2000.

      Amortization of Equity-based Compensation. The amortization of equity-based compensation for the six months ended June 30, 2001 was $4.6 million and consisted of deferred compensation expense for options to purchase common stock granted to employees having exercise prices below the fair market value of our common stock at the date of grant including a write-off of deferred compensation for terminated employees as well as deferred compensation expense for the PeopleMover escrowed shares. Amortization of equity-based compensation was $5.2 million for the six months ended June 30, 2000.

      Impairment Charges: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", In March 2001 we determined that our remaining goodwill associated with the IndustryInsite.com, Ithority, and PeopleMover acquisitions was not recoverable. We regularly perform reviews to determine if the carrying value of our goodwill and other intangible assets is impaired, and as a result of the proposed merger, as described in footnote 1(b) of the Notes to the Consolidated Financial Statements, we reevaluated the recoverability of our goodwill based on the remaining cash flow projections through the acquisition date including the fair value of consideration to be received in connection with the acquisition. An impairment charge of $23.0 million, which included $22.7 million for goodwill impairment and $0.3 million for impairment of our computer equipment and other personal property, was therefore recorded and included in operating results for the six months ended June 30, 2001.

      Loss on Disposition: In March 2001 the Company recorded a loss of $1.4 million relating to the disposition of its e.office business, a back-office and employment service for independent professionals operated by its former subsidiary, The Churchill Benefit Corporation. In accordance with the provisions of SAB Topic 5-Z and APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", the Company has included the loss on disposition of the e.office business as an item of loss from operations for the six months ended June 30, 2001.

      Other Income. Other income for the six months ended June 30, 2001 was $0.6 million and consisted primarily of interest income from cash balances. Interest income was $1.2 million for the six months ended June 30, 2000.

      Income Tax Expense. We have not recorded a provision for income tax expense as we have incurred substantial losses in every fiscal period since our inception.

Liquidity and Capital Resources

      We have funded our operations from inception primarily by the sale of our equity securities, including net proceeds of approximately $132.6 million through June 30, 2001. In April 2000, we completed our initial public offering and concurrent private placement to Dell USA L.P., raising approximately $75.1 million net of offering costs.

      Cash used in operating activities for the six months ended June 30, 2001 was $16.6 million, primarily due to our net loss of $54.5 million, adjusted for various non-cash charges including an impairment charge, a non-cash loss on disposition, a non-cash loan loss reserve, non-cash compensation and depreciation and amortization, and changes in operating assets and liabilities. Cash used in operating activities for the six months ended June 30, 2000 totaled $29.2 million. We expect to decrease our working capital needs quarter to quarter through more targeted marketing and advertising, better workforce management and a reduction in general and administrative expenses.

      Cash used in investment activities for the six months ended June 30, 2001 totaled $3.3 million of which $1.0 million was used to fund software development costs that were capitalized and $2.2 million was used to fund the purchase of software technology. We used $0.1 million during the quarter to acquire property and equipment. Cash provided by investing activities for the six months ended June 30, 2000 was $18.3 million. The sale of short-term investments provided cash of $26.9 million, and we used $6 million to acquire property and equipment. Our acquisition of a subsidiary and other assets utilized $2.6 million.

      Net cash used in financing activities for the six months ended June 30, 2001 was $0.3 million of which $0.2 million was used to repay loans and $0.1 million was used to repurchase stock. Cash provided by financing activities for the six months ended June 30, 2000 was $78.7 million of which $75.1 million resulted from our initial public offering and private concurrent placement. The remaining $3.6 million resulted from exercises of issued and outstanding options and warrants and net proceeds from loans.

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

      As a result of our issuing options to FreeAgent and e.office employees under circumstances that may not have complied with the registration requirements of the Securities Act, we intend to make a rescission offer to these employees, and we may have a contingent liability of up to $0.1 million.

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

      In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

      Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      As of the date of adoption, the Company does not have unamortized goodwill subject to the transition provisions of Statements 141 and 142 and the adoption of these statements is not expected to have any effect on the Company's operating results. Amortization expense related to goodwill was $12 million for the year ended December 31, 2000.

Qualitative and Quantitative Disclosure About Market Risk

      At June 30, 2001, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade corporate and government securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material interest or market rate risks.

      The Company utilizes lines of credit to purchase equipment and to back certain financial obligations. The Company's outstanding balance under its lines of credit at June 30, 2001 was $0.9 million. The Company will repay an aggregate amount of $1.1 million, including interest, for its two lines of credit, which mature on February 2003 and June 2003, respectively.

ADDITIONAL INFORMATION

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      On April 6, 2001 a lawsuit purporting to be a class action and captioned CHARLES BLAND VS. OPUS360 CORPORATION, ET AL., 01 Civ. 2938 (the "BLAND Action") was filed in the United States District Court for the Southern District of New York. The BLAND Action is brought on behalf of a proposed class of all persons who acquired securities of the Company between April 7, 2000 and December 6, 2000. Named as defendants in the BLAND Action are the Company, eleven current and former officers and directors of the Company, the underwriters of the Company's initial public offering and two shareholders (the "Selling Shareholders") who sold stock in a secondary offering (collectively with the initial public offering, the "Offering") concurrent with the initial public offering.

      The amended and restated complaint in the BLAND Action alleges that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the Offering caused the prices of the Company's securities to be inflated artificially. It also alleges violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933 (the "Securities Act"). Damages in unspecified amounts and certain rescission rights are sought.

      Since the filing of the BLAND Action, ten similar putative class actions (the "Additional Actions" and together with the BLAND Action, the "Actions") also have been filed in the United States District Court for the Southern District of New York. The Additional Actions are brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001. Named as defendants in the Additional Actions are the Company, ten current and former officers and directors of the Company, the underwriters of the Company's initial public offering and the Selling Shareholders. As in the BLAND Action, the complaints in the Additional Actions allege false and misleading information and material omissions in the registration statement relating to the Offering in purported violation of Sections 11, 12(a)(2), and 15 of the Securities Act. Damages in unspecified amounts and certain rescission rights are sought.

      On or about June 5, 2001, an action captioned KENNETH SHIVES, ET AL. V. BANK OF AMERICA SECURITIES LLC, ET AL., 01 Civ. 4956 (the "SHIVES Action") was filed in the United States District Court for the Southern District of New York. The complaint in the SHIVES Action asserts claims against the Company, certain of its present or former officers and directors (collectively, the "Opus360 Defendants"), the Selling Shareholders and the underwriters that managed the Company's April 2000 Offering, for alleged violations of the federal securities laws (principally Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.) The complaint is based on allegations that the various underwriter defendants engaged in (and involved other defendants in) a broad scheme to artificially inflate and maintain the market price of the common stock of various companies named as defendants (including Opus360), and to cause the named plaintiffs and other members of the putative class to purchase the stock of those companies at artificially inflated prices.

      On or about July 20, 2001, counsel for the plaintiffs in the SHIVES Action and counsel for the Opus360 Defendants and the Selling Shareholders executed stipulations in which the plaintiffs agreed to drop the Opus360 Defendants and the Selling Shareholders as defendants in the SHIVES Action and to dismiss without prejudice the claims asserted in that action against each of those defendants. Those stipulations were so ordered by the Court on or about July 24, 2001 and the Opus360 Defendants and the Selling Shareholders are no longer defendants in the SHIVES Action.

The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

Item 2. Change in Securities and Use of Proceeds

      None

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

b. Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 12, 2001 to report:

1. The execution of a Share Exchange Agreement, dated April 11, 2001, by and among Opus360 Corporation and Proha Plc, pursuant to which the Company is expected to combine with Artemis Management Systems, Inc.

2. The divestiture by Opus360 of its billing and payroll service formerly known as e.office to a team consisting of the former management of the e.office business.

3. The filing by the Company of an appeal of the notice of delisting issued by the Nasdaq National Market.

4. The filing of a purported class action by a shareholder of the Company, alleging violations of the federal securities laws in connection with the Company's initial public offering in April 2000.

      The Company also filed a Current Report on Form 8-K on June 29, 2001, announcing that the Company's common stock had been delisted from the Nasdaq National Market and would, commencing on June 29, 2001, trade on OTC Bulletin Board.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date August 14, 2001                      Opus360 Corporation
                                             (Registrant)


                                            /s/ Peter Schwartz
                                       ------------------------------
                                        Executive Vice President and
                                           Chief Financial Officer
                                                 (Signature)