Form 10-Q
period 2001-09-18
OPUS360 CORP
filed 2001-11-19
CIK 1099674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File number 000-29793

                               Opus360 Corporation
                                      d/b/a
                   Artemis International Solutions Corporation

             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                    13-4023714
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)

     39 W. 13th Street, New York, NY                          10011
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.

                  Common Stock          123,636,708
                    (Class)        (Outstanding Shares)

                               Opus360 Corporation
                                      d/b/a
                   Artemis International Solutions Corporation

                                      Index

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Combined and Consolidated Balance Sheets at
                           September 30, 2001 and December 31, 2000                   1

               Combined and Consolidated Statements of Operations for
                           the three and nine months ended September 30, 2001
                           and September 30, 2000                                     2

               Combined and Consolidated Statement of Stockholders
                           Equity for the nine months ended September 30, 2001        3

               Consolidated Statements of Cash Flows for the nine
                           months ended September 30, 2001 and September 30, 2000     4

               Notes to the Consolidated Financial Statements                      5-20

       Item 2. Management's Discussion and Analysis of Financial
                Conditions and Results of Operations                              21-29

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                                  30-31

       Item 2. Change in Securities and Use of Proceeds                              31

       Item 3. Defaults Upon Senior Securities                                       31

       Item 4. Submission of Matters to a Vote of Securities Holders                 31

       Item 5. Other Information                                                     31

       Item 6. Exhibits and Reports on Form 8-K                                   31-32



                               Opus360 Corporation
                                      d/b/a
                   Artemis International Solutions Corporation

Item 1. Financial Statements

                   Artemis International Solutions Corporation
                    Combined and Consolidated Balance Sheets


                                                                  September 30, 2001     December 31, 2000
                                                                      (unaudited)
                                                                  ----------------------------------------
                                                                     (In thousands, except share amounts)
Assets
Current assets:
  Cash                                                                   $  6,253               $ 3,200
  Trade accounts receivable, less allowance for doubtful
    accounts of $278 at September 30, 2001 and $138 at
    December 31, 2000                                                      15,116                17,369
  Accounts receivable-affiliates/distributors                                 279                 1,235
  Short-term investments                                                        -                   250
  Prepaid expenses and other current assets                                 3,668                 2,019
                                                                  ----------------------------------------
Total current assets                                                       25,316                24,073

Property and equipment, net of depreciation of $4,515 at
  September 30, 2001 and $4,254 at December 31, 2000                        3,823                 1,825
Goodwill, net of accumulated amortization of $17,026 at
  September 30, 2001 and $10,505 at December 31, 2000                      18,488                25,009
Other intangible assets, net of amortization of $7,291 at
  September 30, 2001 and $2,284 at December 31, 2000                       32,735                37,742
Deferred taxes                                                              2,869                 2,819
Investment in affiliates and other assets                                   2,517                 1,102
                                                                  ----------------------------------------
Total assets                                                             $ 85,748               $92,570
                                                                  ========================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                       $  6,861               $ 5,088
  Accounts payable - parent company                                             -                 2,050
  Short-term line of credit                                                 1,025                   880
  Current portion of long-term debt                                         1,082                 1,770
  Deferred revenue                                                          8,407                 8,228
  Accrued liabilities                                                      11,108                 4,035
  Accrued taxes                                                             3,403                 3,543
  Other accrued liabilities                                                 1,261                 1,302
                                                                  ----------------------------------------
Total current liabilities                                                  33,147                26,896

Long-term debt, less current portion                                        2,593                 3,776
Accrued pension and other liabilities                                       1,058                   898
                                                                  ----------------------------------------
Total liabilities                                                          36,798                31,570
                                                                  ----------------------------------------

Minority interest                                                               -                    95

Stockholders' equity:
  Common stock, $0.001 par value, 150,000,000 shares
    authorized, 123,736,703 and 2,296,523 issued and
    outstanding, respectively                                                 124                    23
  Investment in stock of parent company                                         -                (2,783)
  Additional paid-in capital                                               80,073                74,555
  Accumulated deficit                                                     (30,575)              (11,388)
  Accumulated other comprehensive income (loss)                              (672)                  498
                                                                  ----------------------------------------
Total stockholders' equity                                                 48,950                60,905
                                                                  ----------------------------------------
Total liabilities and stockholders' equity                               $ 85,748               $92,570
                                                                  ========================================


           See accompanying notes to combined consolidated financial statements

                   Artemis International Solutions Corporation
               Combined and Consolidated Statements of Operations
                                   (Unaudited)
                    (in thousands except, per share amounts)


                                            For the Three Months Ended     For the Nine Months Ended
                                                  September 30,                 September 30,
                                            --------------------------------------------------------
                                                2001          2000            2001          2000
                                            --------------------------------------------------------
Revenue:
   Software                                  $ 2,731       $ 5,959        $ 10,757       $13,421
   Support                                     4,382         2,864          12,246         8,636
   Services                                    8,802         3,891          27,373        12,149
                                            --------------------------------------------------------
Net Revenue                                   15,915        12,714          50,376        34,206

Cost of revenue:
   Software                                      546           569           1,423         1,210
   Support                                     1,848         1,408           5,547         8,954
   Services                                    5,968         3,106          18,349         4,047
                                            --------------------------------------------------------
                                               8,362         5,083          25,319        14,211
                                            --------------------------------------------------------

Gross margin                                   7,553         7,631          25,057        19,995

Operating expenses
   Selling and marketing                       4,357         3,128          12,910         8,758
   Research and development                    3,223         1,887           8,225         5,904
   General and administrative                  3,202         1,176           7,036         3,551
   Amortization expense                        3,858         1,899          12,154         3,373
   Management fees                                 -           352             806         1,349
   Acquisition costs                             363         1,809             363         1,809
                                            --------------------------------------------------------
                                              15,003        10,251          41,494        24,744
                                            --------------------------------------------------------

Operating loss                                (7,450)       (2,620)        (16,437)       (4,749)

Interest expense, net                            201           307             537         1,018
Equity in loss of unconsolidated
   affiliates                                     55                           169
Other (income) expense                            11          (125)            (54)          103
                                            --------------------------------------------------------
                                                 267           182             652         1,121
                                            --------------------------------------------------------

Loss before income taxes                      (7,717)       (2,802)        (17,089)       (5,870)

Income tax expense (benefit)                     (15)         (283)             135       (2,850)
                                            --------------------------------------------------------
Loss before minority interest                 (7,702)       (2,519)        (17,224)       (3,020)

Minority interest in earnings of
   unconsolidated Subsidiary                       -             -             (95)            -
                                            --------------------------------------------------------
Net loss                                     $(7,702)      $(2,519)       $(17,129)      $(3,020)
                                            ========================================================

Basic and diluted net loss per share         $ (0.09)      $ (1.17)       $  (0.58)      $ (1.43)
                                            ========================================================

Weighted average common shares used
   in computing basic and diluted net
   loss per share                             82,826         2,150          29,434         2,109
                                            ========================================================


           See accompanying notes to combined consolidated financial statements

                   Artemis International Solutions Corporation
           Combined and Consolidated Statement of Stockholders' Equity
                               September 30, 2001
                                 (in thousands)


                                                       Investment                              Accumulated
                                    Common Stock      in Stock of   Additional                    Other
                                 -------------------    Parent      Paid-in    Accumulated   Comprehensive
                                 Shares       Amount    Company      Capital      Deficit     Income (Loss)    Total
                                 -------------------------------------------------------------------------------------
Balance December 31, 2000           2,242        23      (2,783)     74,555      (11,388)              498     60,905
Cancellation of stock in parent         -         -       2,783      (2,783)           -                 -          -
Capital contribution - parent
  company contribution of
  subsidiaries                         55         -           -         419            -                 -        419
Net Loss                                -         -           -           -       (9,429)                -     (9,429)
Foreign currency translation
  adjustment                            -         -           -           -            -            (1,271)    (1,271)
                                                                                                              --------
Comprehensive loss                      -         -           -           -            -                 -    (10,700)
                                 -------------------------------------------------------------------------------------
Balance June 30, 2001               2,297        23           -      72,191      (20,817)             (773)    50,624
                                 ==========
Recapitalization to reflect
  the historical Opus360 common
  stock on the date of its
  acquisition by Legacy Artemis    49,798        27           -         (21)           -                 -          6
Issuance of stock in
  connection with share
  exchange agreement               73,939        74           -       7,903            -                 -      7,977
Distribution of businesses
  retained by parent company            -         -           -           -       (2,056)                -     (2,056)
Net Loss                                -         -           -           -       (7,702)                -     (7,702)
Foreign currency translation
  adjustment                            -         -           -           -            -               101        101
                                                                                                              --------
Comprehensive loss                      -         -           -           -            -                 -     (7,601)
                                 -------------------------------------------------------------------------------------
Balance September 30, 2001        123,737      $124      $    -     $80,073     $(30,575)            $(672)   $ 48,950
                                 =====================================================================================



      See accompanying notes to combined consolidated financial statements

                           Artemis International Solutions Corporation
                        Combined and Consolidated Statements of Cash Flows
                                           (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          2001             2000
                                                                      -------------------------------
                                                                             (In thousands)
Cash flow from operating activities:
  Net loss                                                               $(17,129)         $(3,020)
  Adjustments to reconcile net income (loss) to net cash provided
    Provided by operating activities:
       Depreciation and amortization                                       12,906            2,191
       Equity in loss of unconsolidated affiliates                            169                -
       Deferred income taxes and other                                       (452)          (1,033)
       Changes in operating assets and liabilities
           (Increase) decrease in trade accounts receivable                 4,117             (220)
           (Increase) decrease in prepaid expenses                         (1,336)             602
           (Increase) decrease in other assets                               (910)          (1,531)
           Increase (decrease) in accounts payable                         (2,070)             902
           Increase (decrease) in accrued expenses                          1,670              862
           Increase (decrease) in accrued wages                              (204)             (58)
           Increase (decrease) in deferred revenues                        (1,843)              92
           Increase (decrease) in other liabilities                          (184)            (334)
                                                                      -------------------------------
Net cash used in operating activities                                      (5,266)          (1,547)
                                                                      -------------------------------

Cash flow from investing activities:
  Capital expenditures, net                                                  (552)            (502)
  Cash provided by former parent contribution of subsidiaries                 848                -
  Cash provided from acquisitions                                          13,554                -
                                                                      -------------------------------
Net cash provided by (used in) investing activities                        13,850             (502)
                                                                      -------------------------------

Cash flow from financing activities:
  Funding from debt and lines of credit                                     2,747            5,544
  Assets retained by parent company                                        (2,056)               -
  Payments of debt and capital leases                                      (5,360)          (5,424)
                                                                      -------------------------------
Net cash used in (provided by) financing activities                        (4,669)             120
                                                                      -------------------------------
Effect of exchange rate changes on cash                                      (862)           1,195
                                                                      -------------------------------
Net increase (decrease) in cash                                             3,053             (734)

Cash at the beginning of the period                                         3,200            1,626
                                                                      -------------------------------
Cash at the end of the period                                            $  6,253          $   892
                                                                      ===============================


      See accompanying notes to combined consolidated financial statements

                               Opus360 Corporation
                                      d/b/a
                   Artemis International Solutions Corporation

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
           (all tabular amounts in thousands except per share amounts)


Note 1. Organization and Summary of Accounting Policies

(a) Organization and Description of Business

         Opus360 Corporation was incorporated on August 17, 1998, under the laws of the State of Delaware and is currently doing business under the name "Artemis International Solutions Corporation". In April 2001, Opus360 Corporation and Proha Plc ("Proha"), a Finnish corporation, entered into a Share Exchange Agreement (the "Share Exchange Agreement") pursuant to which, upon completion of the transactions contemplated under such agreement (the "Share Exchange Transactions"), Opus360 Corporation would exchange 80% of its post-transaction outstanding Common Stock for all of the capital stock of Artemis Acquisition Corporation ("Legacy Artemis"), a Delaware corporation and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

         As used herein, "Opus360" refers to Opus360 Corporation prior to the closing of the Share Exchange Transactions, "Artemis International" or the "Company" refers to Opus360 Corporation after the closing of the Share Exchange Transactions and Legacy Artemis refers to Artemis Acquisition Corporation, the parent corporation of the Artemis business organization and the entity treated as the accounting aquiror in the Share Exchange Transactions as more fully described below.

         Legacy Artemis is a developer and supplier of comprehensive, project and resource collaboration application software products and consulting services, with operations in 27 countries and pro forma revenues of $76.8 million for the year ended December 31, 2000.

         On July 27, 1998, Legacy Artemis acquired 100% of the outstanding stock of Software Productivity Research, Inc. ("SPR") for cash of $3,500,000 and a note to SPR stockholders in the amount of $3,000,000. The note accrued interest at the rate of 8.5% annually and was payable in four equal annual installments with a final maturity date of July 27, 2002. This note was paid in full on August 24, 2000.

         On August 24, 2000, Legacy Artemis was acquired by Proha PLC ("Proha"), a Finnish corporation.

         Subsequent to December 31, 2000, Proha entered into one or more agreements to contribute its interests in the following entities to the Company (the "Contributed Businesses"):

         - Projektihallinto Proha Oy (now known as Artemis Finland Oy) ("Artemis Finland"), a wholly owned Finnish subsidiary of Proha. This interest was held by Proha on the date (August 24, 2000) the Company was acquired by Proha.

         - Minority interests of 19.9% in each of Accountor Oy and Intellisoft Oy, two other wholly owned Finnish subsidiaries of Proha. These interests were held by Proha on the date
                  (August 24, 2000) the Company was acquired by Proha. These companies are included in the financial results of the Company under the equity method of accounting.

         - Majority interests in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl. These majority interests were acquired by Proha as of December 1, 2000. Prior to December 1, 2000, minority interests were held in each of these entities by Legacy Artemis. After the purchase of the majority interests on December 1, 2000, each of these entities was wholly owned through the combined ownership interest of Proha and Legacy Artemis, except for Artemis International GMBH, which continued to be owned 43.2% by entities outside of the parent company controlled group.

         - Two entities, PMSoft Korea, Ltd. and JST Investments Pte Ltd., purchased by Proha on January 3, 2001, were subsequently contributed by Proha to Legacy Artemis.

(b) Basis of Presentation

         Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions,Proha, the former shareholder of Legacy Artemis, will hold a majority interest in the Company, governing body and senior management in the combined company. Accordingly, for accounting purposes the transaction will be treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 remains the legal parent entity and the registrant for Securities and Exchange Commission ("SEC") reporting purposes.

         The consolidated financial statements included herein represent the historical financial statements of Legacy Artemis, as the accounting acquiror, and the acquisition of Opus360 has been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed of Opus360, as the acquired entity, are recorded at their fair values at July 31, 2001. The excess of the fair values of the identifiable net assets over the purchase price is treated as negative goodwill. Negative goodwill is first applied to reduce the assigned value of identifiable non-current assets other than long-term investments in marketable securities and deferred tax assets, until those assets are reduced to zero. The accounts of Legacy Artemis include its wholly owned subsidiaries: Artemis Acquisition Corporation, Artemis Holdings, Inc., Artemis International Corporation, Software Productivity Research, Inc., and Artemis International Corporation Systems Limited for all periods presented.

         The acquisitions of PMSoft Korea, Ltd. and JST Investments Pte Ltd. were not material, either individually or collectively, to the Company's consolidated financial statements taken as a whole. The Consolidated Statements of Operations reflect the results of these companies' operations since acquisition.

         Each of the other Contributed Businesses is reflected as having been contributed by Proha as of the later of the date Legacy Artemis was acquired by Proha or the date these interests were effectively under the common control of Legacy Artemis. Accordingly, results of Artemis Finland and the 19.9% minority interests in Accountor Oy and Intellisoft Oy have been included in the accompanying financial statements since August 24, 2000. The results of the majority interests in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl have been included in the accompanying financial statements as of December 1, 2000.

         All material intercompany transactions and balances have been eliminated in consolidation.

         The unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarters or for the entire year ending December 31, 2001. These interim financial statements should be read with reference to the audited financial statements of Legacy Artemis appearing in the definitive Proxy Statement filed with the SEC on November 6, 2001.

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

(d) Impairment of Long-Lived Assets

         The Company evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are less than the assets' carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair market value, less cost to sell. Since the Company's inception through September 30, 2001, no impairment losses have been identified.

(e) Translation of Foreign Currencies

         Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the end of the period exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses, are included in results of operations.

Note 2. Comprehensive Loss

         The components of comprehensive loss, net of taxes, were as follows:

                                                  For the Three Months Ended         For the Nine Months Ended
                                                        September 30,                      September 30,
                                                  --------------------------         -------------------------
                                                      2001            2000              2001             2000
                                                  --------------------------         -------------------------
Net loss                                            $(7,702)        $(2,519)         $(17,129)         $(3,020)

Other comprehensive income (loss)
        Foreign currency translation                    101            (315)           (1,170)          (1,114)
                                                  --------------------------         -------------------------
Comprehensive loss                                  $(7,601)        $(2,834)         $(18,299)         $(4,134)
                                                  ==========================         =========================


Note 3.  Acquisitions

         On July 31, 2001, Opus360 acquired all of the capital stock of Legacy Artemis in exchange for 73,938,702 shares of Opus360 Common Stock. The consolidated financial statements included herein represent the historical financial statements of Legacy Artemis, as the accounting acquiror, and the acquisition of Opus360 has been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed of Opus360, as the acquired entity, are recorded at their fair values at July 31, 2001, under the purchase method of accounting. The excess of the fair values of the identifiable net assets over the purchase price was treated as negative goodwill. Negative goodwill was first applied to reduce the assigned value of identifiable non-current assets other than long-term investments in marketable securities and deferred tax assets, until those assets were reduced to zero.

         The purchase price was determined using the number of shares attributable to the Opus360 interest in the combined post merger entity and the five day average closing price of Opus360 common stock on April 11, 2001 and the two days preceding and following April 11, 2001, the date the terms were agreed by the parties and announced to the public.

Outstanding shares prior to Share Exchange Transaction..............          49,857,000
Average closing price...............................................               $0.20

Market value........................................................          $9,971,000

Market value issued to acquiror per Share Exchange Agreement........         $7,977,0007
Acquisition costs...................................................             747,000
Total purchase consideration .......................................          $8,724,000
Fair value of net assets acquired...................................         $17,674,000
                                                                             -----------

Excess of fair market value of net assets acquired over
  market value......................................................          $8,950,000
                                                                             ===========


         The book value of net assets acquired at July 31, 2001 approximates fair market value as the current assets and liabilities are liquid in nature and the other long-term assets principally relate to recently acquired computer equipment and software. Fair market value of net assets acquired principally consisted of the following:

Cash.............................................................          $13,555,000
Prepaid expenses and other current assets........................            1,269,000
Property, plant and equipment....................................            7,481,000
Other assets
  Purchased software............................        2,036,000
  Capitalized software..........................        2,214,000
  Other assets..................................          782,000
                                                        ---------
                                   Subtotal             5,032,000
                                                        ---------
Total assets......................................................          27,337,000
Current liabilities...............................................          (9,594,000)
Other liabilities.................................................             (69,000)
                                                                           -----------
Net assets........................................................         $17,674,000
                                                                           -----------
                                                                           -----------


         The excess of the fair market value of the net assets acquired over the purchase price is negative goodwill. SFAS No. 141, "Business Combinations" provides that all business combinations initiated after June 30, 2001 must be accounted for using the purchase method. Negative goodwill, the amount by which the sum of the fair market values of the assets acquired and liabilities assumed exceeds the acquisition cost, must be allocated as a proportionate reduction in the basis of certain acquired assets.

         The negative goodwill of approximately $9.0 million has been allocated as follows:

Property and equipment..............................................        $5,350,000
Other assets........................................................         3,600,000
                                                                           -----------
                                                                            $8,950,000
                                                                           -----------
                                                                           -----------


Pro forma information:

         The following unaudited pro forma combined condensed financial data combine the historical combined and consolidated statements of operations of Legacy Artemis and Opus360, giving effect to the Share Exchange Transaction using the purchase method of accounting. The historical statements of operations for Legacy Artemis and Opus360 have been adjusted to conform the pro-forma financial statement presentation of the combined companies. The pro forma combined condensed financial data for the three and nine months ending September 30, 2001 and 2000, respectively reflect the transaction as if it had occurred on January 1, 2000.

         The report of KPMG LLP on the December 31, 2000 consolidated financial statement for Opus360 contained an explanatory paragraph that stated Opus360 has incurred substantial recurring losses from operations and expects to incur substantial losses in the near future. These factors raise substantial doubts about its ability to continue as a going concern. The combined condensed financial data do not include any adjustments that might result from the outcome of this uncertainty. The information should be read together with our historical financial statements and related notes contained in the annual reports and other information the Company has filed with the SEC.


                                                    For the Three Months Ended           For the Nine Months Ended
                                                          September 30,                        September 30,
                                                    ---------------------------          --------------------------
                                                       2001             2000               2001              2000
                                                    ---------------------------          --------------------------
                                                                 (in thousands except, per share amounts)
Revenue                                              $ 15,950         $ 21,673            $ 52,138          $ 57,594

Net loss                                             $(13,584)         (17,154)           $(44,633)          (55,442)

Loss per share                                       $  (0.05)        $  (0.07)           $  (0.18)         $  (0.22)


         Opus360's results of operations at July 31, 2001 has been adjusted to reflect the pro forma adjustments required to eliminate an impairment charge of approximately $23 million for the impairment of goodwill and the impairment of computer equipment. In addition the amortization of deferred compensation has been eliminated as the Company's deferred compensation was written off in connection with its acquisition by Legacy Artemis, and depreciation of amortization of property and equipment and intangibles have been adjusted to reflect the write-down of non-current assets for the allocation of negative goodwill.

         On January 3, 2001, Proha purchased two entities, PMSoft Korea, Ltd. and JST Investments Pte Ltd. and subsequently contributed these entities to Legacy Artemis in exchange for 53,871 shares of Legacy Artemis's Series A Common Stock. These acquisitions were not material, either individually or collectively, to the Company's consolidated financial statements taken as a whole. The Consolidated Statements of Operations reflect the results of these companies' operations since acquisition.

         On August 24, 2000 Proha purchased all of the outstanding stock of Legacy Artemis. The purchase was structured as a share exchange whereby Proha issued shares of its publicly traded (Helsinki Exchange) common stock to Legacy Artemis's equity holders in exchange for all of Legacy Artemis's stock. The purchase price was $50 million, less post-closing adjustments of approximately $6 million. The amount of the purchase price adjustments was determined subsequent to the effective date of the transaction, and as a result, Legacy Artemis' former shareholders were required to contribute to Legacy Artemis $6,011,000 of the Proha stock. These contributions have been recorded on a net of taxes basis, as additional paid-in capital and as an offsetting reduction in stockholders' equity, similar to treasury stock, as an investment in the stock of the parent company. Subsequent to the receipt of the Proha shares, Legacy Artemis sold a portion of these shares, resulting in a gain of $518,000, net of taxes of $304,000, which has been recorded as additional paid-in capital. At December 31, 2000, the Company held 392,036 shares of Proha, recorded at $2,783,000, net of deferred income taxes of $1,634,000.

         As a result of the transaction, Legacy Artemis recorded goodwill of approximately $18.7 million with a corresponding increase in additional paid-in capital. Legacy Artemis also recorded approximately $32.3 million of intangible assets and $2.2 million of in-process research and development.
The pro forma information above includes an adjustment to record the amortization of goodwill as if the acquisition had occurred at January 1, 2000

Note 4. Accounts Receivable, net:

         At September 30, 2001 and December 31, 2000 the breakdown of accounts receivable was as follows:


                                                    September 30,    December 31,
                                                        2001             2000
                                                    -------------    ------------
            Billed receivables                        $13,512          $15,651
            Unbilled receivables                        1,882            1,856
                                                    -------------    ------------
                                                       15,394           17,507
            Less allowance for doubtful receivables      (278)            (138)
                                                    -------------    ------------
                  Net Trade Accounts Receivable       $15,116          $17,369
                                                    -------------    ------------
                                                    -------------    ------------


Changes in the allowance for doubtful receivables were as follows:


                                                 September 30,   December 31,
                                                     2001            2000
                                                 -------------   ------------
             Beginning balance                      $(138)          $   0
             Provision for doubtful receivables      (178)           (138)
             Write-offs                                38               0
                                                 -------------   ------------
             Ending balance                         $(278)          $(138)
                                                 -------------   ------------
                                                 -------------   ------------


Note 5. Lines of Credit

         In February 2000 and June 2000, the Company borrowed $1.1 million and $0.7 million, respectively, as part of a $1.8 million equipment line of credit (the "Facility") with a bank. The annual interest rate on the Facility is equal to the bank prime rate plus 1.25%. The Company has an outstanding balance under the Facility at September 30, 2001 of $0.8 million with an interest rate of prime plus 1.25%. The rate at September 30, 2001 was 8.75% per annum. The Company is in compliance with the debt covenants of the Facility.

         Foothill Capital has extended a combination of Note Payable and a Line of Credit totaling approximately $4.2 million (the "Foothill Facility"). This combined facility bears interest at the prime rate plus 2%, but not less than 9%, and is due in full on August 1, 2003. At September 30, 2001, $2.4 million was drawn under the Foothill Facility.


                                                                                        September 30,            December 31
                                                                                             2001                    2000
                                                                                        -------------            -----------
Note payable, line of credit, due to Foothills Capital Corporation.                        $2,431                  $5,325
Interest rate of prime plus 2.00% (11.5% at December 31, 2000 and 9.5% at
September 30, 2001).

Note payable to Proha Plc. Interest rate of 4% per annun which is payable                     390
on demand.

Other long-term debt.  A bank facility bearing interest of 9% per annun                        48
payable in arrears at the end of each month.

Silicon Valley Bank line of credit facility. Interest rate of prime plus                      806
1.25% (8.75% at September 30, 2001).
                                                                                        -------------            -----------
Total                                                                                       3,675                   5,325
Less current portion of long term debt                                                      1,082                   1,770
                                                                                        -------------            -----------
Long term debt, less current portion                                                       $2,593                  $3,555
                                                                                        -------------            -----------


         Interest paid was approximately $0.5 million and $1.0 million for the nine months ended September 30, 2001 and 2000, respectively.

Note 6. Commitments

Advertising Agreements:

         The Company remains contractually obligated for advertising commitments entered into by Opus360 prior to the combination of Legacy Artemis and Opus360 on July 31, 2001.

         The Company has to purchase an aggregate of $6.3 million in advertising from various media companies and their affiliated Internet sites through September 2002. Approximately $3.6 million of the advertising commitment is contingent on the delivery of a specified number of monthly impressions, which if not delivered can result in a termination of the commitment. As of September 30, 2001, the Company has purchased and expensed $4.0 million of the $6.3 million advertising commitment.

Leases:

         The Company leases certain facilities and equipment under noncancelable operating lease agreements. Rent expense for the nine months ended September 30, 2001 and 2000 was approximately $2.2 million and $2.1 million, respectively.

         Future minimum rental commitments for the operating leases are as follows:

2001 (Three months ended December 31, 2001)..........            $  494
2002.................................................             1,578
2003.................................................             1,204
2004.................................................               317
2005.................................................                42
Total lease payments.................................            $3,635


Note 7. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                          Three months ended
                                                            September 30,
                                                           2001        2000
                                                        ----------   --------
Numerator:
 Net loss                                                 $(7,702)   $(2,519)
                                                        ----------   --------
                                                        ----------   --------
Denominator:
 Basic and diluted loss per share weighted
  average shares                                           82,826      2,150
                                                        ----------   --------
                                                        ----------   --------

 Basic and diluted net loss per share                     $ (0.09)   $ (1.17)
                                                        ----------   --------
                                                        ----------   --------



                                                            Nine months ended
                                                              September 30,
                                                            2001         2000
                                                          ---------    --------
Numerator:
 Net loss                                                 $(17,129)    $(3,020)
                                                          ---------    --------
                                                          ---------    --------
Denominator:
 Basic and diluted loss per share weighted
  average shares                                            29,434       2,109
                                                          ---------    --------
                                                          ---------    --------
 Basic and diluted net loss per share                     $  (0.58)    $ (1.43)
                                                          ---------    --------
                                                          ---------    --------


         Diluted net loss for the three and nine months ended September 30, 2001 does not include the effect of options and warrants to purchase 15,540,848 shares of common stock.

         Pro forma basic and diluted loss per share is computed by assuming the issuance of the 73,938,702 shares issued to Proha on July 31, 2001 and the issuance of the additional tranche of approximately 125,487,000 shares to be issued to Proha on a date as soon as practicable after all of the closing conditions set forth in the Share Exchange Agreement with respect to such delivery, are satisfied or waived, as if such shares were outstanding from the beginning of each of the periods presented.

                                                           Three months ended
                                                              September 30,
                                                           2001          2000
                                                         ---------     --------
Numerator:
 Net loss                                                $ (7,702)     $ (2,519)
                                                         ---------     --------
                                                         ---------     --------
Denominator:
 Weighted average shares                                   82,826         2,150
 Assumed issuance of additional shares to Proha           166,413       247,089
                                                         ---------     --------
                                                          249,239       249,239
                                                         ---------     --------
                                                         ---------     --------
 Basic and diluted net loss per share                    $  (0.03)     $  (0.01)
                                                         ---------     --------
                                                         ---------     --------



                                                            Nine months ended
                                                              September 30,
                                                            2001         2000
                                                         ---------     --------
Numerator:
 Net loss                                                $ (17,129)    $ (3,020)
                                                         ---------     --------
                                                         ---------     --------
Denominator:
 Weighted average shares                                    29,434        2,109
 Assumed issuance of additional shares to Proha            219,805      247,130
                                                         ---------     --------
                                                           249,239      249,239
                                                         ---------     --------
                                                         ---------     --------
 Basic and diluted net loss per share                    $   (0.07)    $  (0.01)
                                                         ---------     --------
                                                         ---------     --------



Note 8: Segment and Geographic Information

         The Company's chief operating decision maker reviews financial information presented on a country basis, accompanied by revenue and cost of revenue based upon the nature of the services, for purposes of assessing financial performance and making operating decisions. The Company has changed its segment reporting in the current period to align its segment reporting with how management operates its businesses. Previously the Company reported its segments as "Training and Consulting" and "Software License Sales and Other Recurring Services." The "Training and Consulting" revenues are classified below as Services revenue and the "Software License Sales and Other Recurring Services" is now classified separately as Software revenue and Support revenue. The Company is principally engaged in the design, development, marketing, licensing and support of integrated project and resource collaboration solutions operating on a diverse range of hardware platforms and operating systems.

The following table presents information about the Company's operations by geographic area for the three and nine months ended September 30, 2001 and 2000.

For the Three and Nine Months Ended September 30, 2001 (in thousands):

Three Months Ended September 30, 2001

                                US         UK    Japan    France    Germany    Italy    Finland    Asia    Elimination    Total
                           --------   -------   ------    ------     -----    ------    ------    -----    -----------  --------
Revenue
  Software                     $735      $581     $446       $94      $393      $286      $353      $77       $(234)      $2,731
  Support                     1,475       796      759       497       330       196       511       48        (230)       4,382
  Services                    5,117       666      478       724       232       815       426      380         (36)       8,802
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total Revenue                 7,327     2,043    1,683     1,315       955     1,297     1,290      505        (500)      15,915
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

Cost of revenue:
  Software                       63         3      154        51        22         3       220       30            -         546
  Support                       533       339      567       187        84         5       111       22            -       1,848
  Services                    3,110       363      513       792       245       136       628      181            -       5,968
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total cost of revenue         3,706       705    1,234     1,030       351       144       959      233            -       8,362
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Operating income           $(5,644)    $(218)   $(111)    $(296)       $85      $190    $(937)    $(19)       $(500)    $(7,450)
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

Nine Months Ended September 30, 2001

                                US         UK    Japan    France    Germany    Italy    Finland    Asia    Elimination    Total
                           --------   -------   ------    ------     -----    ------    ------    -----    -----------  --------
Revenue
  Software                   $3,309    $2,569   $1,133    $1,189      $750    $1,133    $1,249     $293       $(868)     $10,757
  Support                     4,389     2,315    1,773     1,554       967       562     1,314      184        (812)      12,246
  Services                   13,420     2,223    2,201     2,598       657     2,991     2,294    1,195        (206)      27,373
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total Revenue                21,118     7,107    5,107     5,341     2,374     4,686     4,857    1,672      (1,886)      50,376
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

Cost of revenue:
  Software                      169       187      284       120        41        28       514       80            -       1,423
  Support                     1,705       927    1,351       636       246       308       257      117            -       5,547
  Services                    8,067     1,228    1,636     2,439       669     1,632     2,056      622            -      18,349
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total cost of revenue         9,941     2,342    3,271     3,195       956     1,968     2,827      819            -      25,319
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Operating income          $(13,427)    $(194)   $(235)      $251        $1    $1,098  $(2,070)      $25     $(1,886)   $(16,437)
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

For the Three and Nine Months Ended September 30, 2000 (in thousands):

Three Months Ended September 30, 2000

                                US         UK    Japan    France    Germany    Italy    Finland    Asia    Elimination    Total
                           --------   -------   ------    ------     -----    ------    ------    -----    -----------  --------
Revenue
  Software                   $4,040    $1,898     $683       $ -       $ -       $ -       $ -      $ -       $(662)      $5,959
  Support                     1,405       826      633         -         -         -         -        -            -       2,864
  Services                    1,954       798    1,139         -         -         -         -        -            -       3,891
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total Revenue                 7,399     3,522    2,455         -         -         -         -        -        (662)      12,714
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

Cost of revenue:
  Software                      369        11      189         -         -         -         -        -            -         569
  Support                       583       312      513         -         -         -         -        -            -       1,408
  Services                    1,543       715      848         -         -         -         -        -            -       3,106
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total cost of revenue         2,495     1,038    1,550         -         -         -         -        -            -       5,083
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Operating income           $(2,942)      $159     $163       $ -       $ -       $ -       $ -      $ -                 $(2,620)
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

Nine Months Ended September 30, 2000

                                US         UK    Japan    France    Germany    Italy    Finland    Asia    Elimination    Total
                           --------   -------   ------    ------     -----    ------    ------    -----    -----------  --------
Revenue
  Software                   $8,292    $3,763   $2,028       $ -       $ -       $ -       $ -      $ -       $(662)     $13,421
  Support                     4,146     2,651    1,839         -         -         -         -        -            -       8,636
  Services                    6,105     2,550    3,494         -         -         -         -        -            -      12,149
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total Revenue                18,543     8,964    7,361         -         -         -         -        -        (662)      34,206
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

Cost of revenue:
  Software                      639        68      503         -         -         -         -        -            -       1,210
  Support                     1,671     1,073    1,303         -         -         -         -        -            -       4,047
  Services                    4,102     1,952    2,900         -         -         -         -        -            -       8,954
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Total cost of revenue         6,412     3,093    4,706         -         -         -         -        -            -      14,211
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------
Operating income           $(5,650)      $419     $482       $ -       $ -       $ -       $ -      $ -                 $(4,749)
                           --------   -------   ------    ------     -----    ------    ------    -----     -------     --------

                                                                                     September 30,        December 31,
                                                                                         2001                 2000
                                                                                     -------------        ------------
Identifiable Assets
  USA                                                                                         90,740              79,614
  United Kingdom                                                                               9,658               9,997
  Japan                                                                                        3,071               3,492
  France                                                                                       2,577               4,180
  Other                                                                                       12,168              15,429
  Eliminations                                                                               (32,466)            (20,142)
                                                                                       -------------        ------------
Consolidated                                                                                  85,748              92,570
                                                                                       -------------        ------------

Note 9. Related Party Transactions

         Legacy Artemis had entered into a management agreement with Gores Technology Group ("Gores"). The management agreement called for Gores to provide certain management services to Legacy Artemis. In August 2000, Legacy Artemis entered into a management agreement with Proha pursuant to which Proha is required to provide certain management services to Legacy Artemis. Management fees incurred and paid were approximately $352,000 for the three months ended September 30, 2000 and approximately $806,000 and $1,349,000 for the nine months ended September 30, 2001 and 2000, respectively. On August 24, 2000 Legacy Artemis terminated the agreement with Gores in conjunction with it's acquisition by Proha.

         At September 30, 2001 and December 31, 2000, the Company maintained the following equity holdings in joint ventures which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands which are accounted for under the cost method:

September 30, 2001:

                                                               Total     Net Income        Total          Artemis
                                 Percent    Investment        Revenue        (Loss)       Assets         Receivable
                                 -------    ----------       ---------   ----------     -----------     -----------
Scandinavia                         9.9%        44,071       3,113,728     (21,507)       2,125,100        217,724
Australia                           0.0%             -               -            -               -              -
Netherlands                         7.6%        66,372       2,290,709     (30,136)       1,290,236         50,044
Finland                            19.9%       248,081         918,833     (52,078)         316,182              -
Changepoint Germany                40.0%        14,787          32,933    (761,915)          49,417        304,067
Changepoint France                 40.0%         2,773         528,651    (181,183)         569,695        340,111
Other                                 -                                                                    426,647
CSC Guarantee                         -                                                                   (471,597)
                                            ----------                                                  ----------
                                               376,084                                                     866,996
                                            ==========                                                  ==========

December 31, 2000

                                                               Total     Net Income        Total          Artemis
                                 Percent    Investment        Revenue        (Loss)       Assets         Receivable
                                 -------    ----------       ---------   ----------     -----------     -----------
Scandinavia                         9.9%    $        -      $3,306,000   $ (129,000)     $2,056,000        $95,000
Australia                           0.0%                                                                   318,000
Singapore                          49.0%       549,000       2,027,000       91,000       1,669,000        365,000
Netherlands                         7.6%        67,000       2,618,000      (49,000)      1,670,000         65,000
Finland                            19.9%       219,000       1,692,000     (683,000)      4,324,000              -
Other                                 -        (36,000)              -            -                        867,000
CSC Guarantee                         -              -               -            -                       (475,000)

                                            ----------                                                  ----------
                                              $799,000                                                  $1,235,000
                                            ==========                                                  ==========

         The interests in Scandinavia and the Netherlands were the result of investments by Proha and contributed to Legacy Artemis on August 24, 2000. The Changepoint Germany and France joint ventures were entered into on January 3, 2001. The Finnish minority equity holdings was contributed to Legacy Artemis on August 24, 2000 by Proha and is accounted for under the equity method as the Company exercises significant influence over these the investment. The Singapore investment was contributed to Legacy Artemis by Proha on January 3, 2001 and is included in the Company's financial statements thereafter as a wholly owned subsidiary.

Note 10. Stockholders' Equity

         Proha contributed various subsidiaries, valued at $0.4 million to Legacy Artemis on January 3, 2001 in exchange for approximately 55,000 shares of Legacy Artemis's common stock. During the six months ended June 30, 2001, Proha cancelled shares it had issued to Legacy Artemis, resulting in a decrease of approximately $2.8 million in both treasury stock and paid in capital. For the six months ended June 30, 2001, Legacy Artemis reported a net loss of approximately $9.4 million and a foreign currency translation adjustment of approximately $(1.3) million.

         On July 31, 2001, the date Opus360 was acquired by Legacy Artemis, Opus360 had approximately 50 million shares of common stock outstanding. Although the transaction is treated for accounting purposes as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, Opus360 remains the legal parent entity. As the legal parent entity, Opus360's historical shares outstanding on the acquisition date became the outstanding shares of the Company. In connection with its acquisition of Opus360, 2.3 million shares of Legacy Artemis were exchanged for approximately 74 million shares newly issued by Opus360 and valued at approximately $8.0 million. The Company's aggregate common shares outstanding at September 30, 2001 of approximately 124 million is therefore comprised of the historical Opus360 50 million shares and the additional 74 million shares issued in connection with the acquisition. The combined consolidated financial statements as of December 31, 2000 and June 30, 2001 included the combination of certain businesses under common control. Upon the consummation of the Share Exchange Transaction on July 31, 2001, the legal transfer of the interest in the assets was completed. Pursuant to the Share Exchange Agreement, certain assets with a book value of $2.1 million included in the combined consolidated balance sheet as of December 31, 2000 and June 30, 2001 were retained by Proha. For the three months ended September 30, 2001, the Company reported a net loss of $7.7 million and a foreign currency translation adjustment of approximately $0.1 million.

Stock Options:

         Legacy Artemis historically had issued options to purchase its stock to employees and others. All such options were exercised, cancelled or expired prior to the consummation of the Share Exchange Transactions. The stock options issued by Opus360 prior to the consummation of the Share Exchange Transactions, and the option plans under which most of such options were issued, continue in full force and effect, as although Legacy Artemis is the acquiror for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. The following description of the Company's stock option plans reflects the stock option plans of Opus360 which are still issued and outstanding.

         In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Director Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Director Plan authorize the granting of up to 10.0 million and up to 1.1 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.8 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the quarter ended September 30, 2001 the Company granted 3,083,000 options with exercise prices ranging from $0.08 to $0.09. The exercise price was equal to the fair market value on the date of grant.

Note 11. Subsequent Events

         On November 6, 2001, the Company filed a definitive Proxy Statement with the SEC. The proxy solicited stockholder approval at a special meeting to be held on November 20, 2001 of two proposals: (1) to amend our restated certificate of incorporation to increase the number of authorized shares of common stock of the Company from 150,000,000 to 500,000,000; and (2) to amend our restated certificate of incorporation to change the name of the Company from "Opus360 Corporation" to "Artemis International Solutions Corporation."

         In connection with the Share Exchange Agreement, Proha entered into a voting agreement (as amended, the "First Voting Agreement"), dated as of April 11, 2001 with Ari Horowitz. Pursuant to the First Voting Agreement, Ari Horowitz has agreed among other things to cause all of his 3,333,351 shares of our Common Stock to be cast in favor of proposal numbers 1 and 2.

         In addition to the First Voting Agreement, and in connection with the amendment to the Share Exchange Agreement, Proha entered into a voting agreement (the "Second Voting Agreement"), dated as of July 31, 2001 with Ari Horowitz. Pursuant to the Second Voting Agreement, Proha has agreed among other things to cause all of its 73,938,702 shares of our Common Stock to be cast in favor of proposal numbers 1 and 2.

         As a result of both the First Voting Agreement and the Second Voting Agreement, there are commitments outstanding representing approximately 62.44% of the outstanding shares of our Common Stock to vote in favor or proposal numbers 1 and 2. Because both proposal numbers 1 and 2 only require a majority vote of our outstanding Common Stock and pursuant to the First Voting Agreement and Second Voting Agreement, there are currently enough votes committed to approve both proposal numbers 1 and 2.

Note 12. Contingencies

         As of September 30, 2001, the Company had granted options to purchase approximately 97,125 shares of its common stock to its former FreeAgent e.office employees, which may not have complied with certain federal and state securities laws. On October 15, 2001, the Company paid to these former FreeAgent e.office employees approximately $0.1 million, including interest, in exchange for all of the unexercised options issued to these FreeAgent e.office employees at 20% of the option exercise price multiplied by the number of shares subject to such options, plus interest at the rate of 10% per year from the date of issuance until October 15, 2001.

         Acceptance of the Company's payment will terminate a purchaser's right to rescind a sale of stock, which was not registered as may have been required. Accordingly, if any FreeAgent e.office employees reject the payment, the Company may continue to be contingently liable for the purchase price of these options, which may not have been issued in compliance with applicable securities laws.

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

         On or about July 20, 2001, counsel for the plaintiffs in the SHIVES Action and counsel for the Opus360 Defendants and the Selling Shareholders executed stipulations in which the plaintiffs agreed to drop the Opus360 Defendants and the Selling Shareholders as defendants in the SHIVES Action and to dismiss without prejudice the claims asserted in that action against each of those defendants. Those stipulations were so ordered by the Court on or about July 24, 2001, and the Opus360 Defendants and the Selling Shareholders are no longer defendants in the SHIVES Action.

         On October 24, the Company and all other defendants filed motions to dismiss the claims in the Bland Action. The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "expects", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are detailed in the documents filed by the Company with the Securities and Exchange Commission including but not limited to those discussed under the caption "Risk Factors" in our definitive Proxy Statement filed with the SEC on November 6, 2001.

Overview

         On July 31, 2001, the Company consummated the first phase of a transaction contemplated by the Share Exchange Agreement in connection with which the Company exchanged approximately 74 million shares of its Common Stock for all outstanding shares of Legacy Artemis. Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the transaction contemplated by the Share Exchange Agreement, the former shareholder of Legacy Artemis will hold a majority interest in the Company, governing body and senior management in the combined company. Accordingly, for accounting purposes the transaction will be treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 remains the legal parent entity and the registrant for Securities and Exchange Commission reporting purposes.

         Legacy Artemis is a developer and supplier of comprehensive, project management application software products and consulting services. Founded in 1976, Legacy Artemis has a history of leadership in the project and resource collaboration market. Legacy Artemis's products estimate, plan, track, and manage business projects using a comprehensive suite of integrated project and resource collaboration software solutions. These products help clients significantly improve their ability to execute projects in a timely, controlled manner. Using these products, clients can realize such tangible business benefits as higher project success rates, reduced cost overruns, quicker product development cycles, and more cost effective allocation and usage of critical corporate resources.

         Market acceptance of Legacy Artemis's products has been successful in a wide range of vertical industries including information systems, application development, telecommunications, aerospace, pharmaceuticals, oil and gas, construction and engineering, banking and finance, and manufacturing.

         On August 24, 2000, Proha, a publicly held Finnish company, purchased Legacy Artemis for approximately $50 million in stock and cash. Subsequent to this acquisition, Proha contributed its wholly owned subsidiary, Artemis Finland to Legacy Artemis and purchased majority stakes in Enterprise Management Systems

Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, and Artemis Sarl which were subsequently transferred to Legacy Artemis. As a result of the Share Exchange Agreement between Proha and Opus360, 19.9% minority interests in each of Accountor and Intellisoft are to be transferred to Artemis International. The audited combined financial statements reflect the results of Artemis Finland and the 19.9% interests in Accountor and Intellisoft from August 24, 2000, Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, and Artemis Sarl from December 1, 2000, and PMSoft Korea Ltd., and JST Investments Pte Ltd. from January 3, 2001, the respective dates each of these businesses became under common control. The businesses contributed on December 1, 2000 and January 3, 2001; Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, Artemis Sarl, PMSoft Korea Ltd., and JST Investments Pte Ltd. are referred to as the Proha contributed businesses. In February 2000, Legacy Artemis elected to change its fiscal year from March 31 to December 31 to coincide with that of Proha.

Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenue

         For the quarter ended September 30, 2001, total Revenue was $15.9 million, an increase of 25% from total revenue of $12.7 million for the quarter ended September 30, 2000. This increase is largely attributable to the addition of the Contributed Businesses that had combined revenues of $5.4 million for the three months ended September 30, 2001. Proha contributed these enterprises in the period from August 24, 2000 to January 2001. These additional operations helped Services Revenues to more than double from the $3.9 million for the quarter ending September 30, 2000 to $8.8 million for the quarter ending September 30, 2001. Support Revenues, benefiting from the expanded maintenance base, also increased approximately 34%, from $2.9 million to $4.4 million. The $3.3 million decrease in Software License Revenues reflects a particularly strong September 2000 quarter and fewer new client sales in the most recent quarter. The entities that are included in both the three months ended September 30, 2001 and September 30, 2000 had revenues of approximately $10.5 million and $12.7 million, respectively.

Cost of Revenue

                  Cost of revenue for the quarter ended September 30, 2001 increased to $8.4 million, an increase of $3.3 million or 65% from the $5.1 million for the quarter ended September 30, 2000. The change was primarily a function of the increased third party consulting costs associated with the increased consulting revenues. Cost of Software Revenue was essentially flat despite decreasing software sales because of fixed third party royalty payments. The Contributed Businesses had combined cost of revenue of $2.7 million for the three months ended September 30, 2001. The entities that are included in both the three months ended September 30, 2001 and September 30, 2000 had cost of revenues of approximately $5.7 million and $5.1 million, respectively.

Gross Profit

         Total gross profit for the quarter ended September 30, 2001 was $7.6 million, almost unchanged from the $7.6 million for the quarter ended September 30, 2000. Gross profit margin for the 2001 period declined to 48% from

60% for the three months in 2000 due to the substantial reduction in higher margin software revenues.

Operating Expenses

         Operating expenses for the quarter ended September 30, 2001 were $15.0 million, an increase of $4.8 million or 46% from the $10.3 million for the quarter ending September 30, 2000. Operating expenses for the quarter ended September 30, 2001 included approximately $2.1 million of operating expenses from Opus360, which was combined with Legacy Artemis on July 31, 2001, and $3.6 million of operating expenses from the Contributed Businesses. These companies including Opus360 were not included in operating expenses for the quarter ended September 30, 2000.

         Selling and marketing: Selling and marketing expenses for the quarter ended September 30, 2001 were $4.4 million, an increase of $1.3 million or 39% from the $3.1 million for the quarter ended September 30, 2000. The increase in selling and marketing expenses resulted from the inclusion of the Contributed Businesses which had combined selling and marketing expenses of $2.1 million for the three months ended September 30, 2001.

         Research and development: Research and development expenses for the quarter ended September 30, 2001 were $3.2 million, an increase of $1.3 million or 70% from the $1.9 million for the quarter ended September 30, 2000. The increase in research and development expenses resulted from the combination of the Company with Legacy Artemis. Research and development cost also increased as the Company continued to launch new products and upgrade existing products during the quarter. The Contributed Businesses had combined research and development expenses of $0.2 million for the three months ended September 30, 2001.

         General and administrative: General and administrative expenses for the quarter ended September 30, 2001 were $3.6 million, an increase of $2.4 million or 203% from the $1.2 million for the quarter ended September 30, 2000. The increase in general and administrative expenses resulted from the combination of the Company with Legacy Artemis. The combined group has increased its overhead as a result of an increase in its facilities and personnel resulting from the combination. The Contributed Businesses had combined general and administrative expenses of $0.7 million for the three months ended September 30, 2001.

         Amortization: Amortization expense consists of the amortization of goodwill resulting from the acquisition of Legacy Artemis by Proha Plc in August of 2000. Amortization expense for the quarter ended September 30, 2001 was $3.9 million, an increase of $2.0 million or 103% from the quarter ended September 30, 2000. The current quarter includes amortization for three months compared to only approximately one and one-half months in the quarter ended September 30, 2000. The Contributed Businesses had combined amortization of $0.7 million for the three months ended September 30, 2001.

         Management fees: The Company incurred no management fees in the quarter ended September 30, 2001 since previously existing management agreements were terminated when the Company and Legacy Artemis entered into the Share Exchange Agreement. For the quarter ended September 30, 2000, management fees were $0.4 million.

         Acquisition costs: Acquisition costs for the quarter ended September 30, 2001 were $0.3 million. For the quarter ended September 30, 2000 acquisition costs were $1.8 million and related to the acquisition of Legacy Artemis by Proha

Plc. As the acquired company, Legacy Artemis expensed the costs it incurred relating to its acquisition by Proha.

Operating Loss

         Operating loss for the quarter ended September 30, 2001 was $7.5 million, an increase of $4.8 million from the $2.6 million for the same period in 2000. The increase is the result of lower software revenues, the additional costs of the Opus360 operation and amortization of goodwill for the Contributed Businesses, partially offset by elimination of management fees and acquisition costs.

Non-operating Expenses

         Non-operating expenses, consisting primarily of gains/(losses) from minority interests in joint ventures and interest expense, increased to $0.3 million for the quarter ended September 30, 2001 from $0.2 million for the quarter ended September 30, 2000. This was due to the start up losses experienced in two joint ventures, offset slightly by decreased interest costs accruing from lower borrowings and rates.

Income Tax Benefit

         Income tax benefit for the quarter ended September 30, 2001 was $15,000, a decrease of approximately $0.3 million from the $0.3 million for the quarter ended September 30, 2000. The income tax benefit for the quarter ended September 30, 2000 resulted from the utilization of net operating loss by Legacy Artemis's foreign subsidiaries.

Net Loss

         As a result of the foregoing, the net loss for the quarter ended September 30, 2001 increased to $7.7 million from $2.5 million in the comparable quarter of 2000.

Nine Months Ended September 30, 2001 and 2000

Revenues

         Total Revenues for the nine months ended September 30, 2001 were $50.4 million. This represents an increase of $16.2 million, or 47%, from $34.2 million in the comparable period of 2000. Software license sales declined $2.6 million to $10.8 million for the nine months ended September 30, 2001, primarily due to the reduction experienced in the third quarter of 2001. Support Revenues, primarily software maintenance fees, were up $4.2 million to $12.8 million for the nine months ended September 30, 2001 as a function of the installed base added from the Contributed Businesses. Consulting revenue increased 120% to $26.8 million, an increase of $14.7 million from $12.1 million for the first nine months of fiscal year 2000. This increase reflects more and lengthened consulting engagements in new and previously served locales. Sales for the nine months ended September 30, 2001 included $18.9 million from the Contributed Businesses. For the nine months ended September 30, 2001 the Contributed Businesses had combined revenue of $18.7 million. The entities that are included in both the nine months ended September 30, 2001 and September 30, 2000 had revenues of approximately $31.5 million and $34.2 million, respectively.

Cost of Revenues

         For the nine months ended September 30, 2001, the total Cost of Revenue increased to $25.3 million, an increase of $11.1 million or 78% from the $14.2 million for the period ended September 30, 2000. The increase was primarily a function of the increased third party consulting costs associated with the increase in consulting services provided to clients. Cost of Revenues for the nine months ended September 30, 2001 included $9.8 million from the Contributed Businesses. The entities that are included in both the nine months ended September 30, 2001 and September 30, 2000 had cost of revenues of approximately $15.5 million and $14.2 million, respectively.

Gross Profit

         Total Gross Profit for the period ended September 30, 2001 was $25.1 million, an increase of $5.1 million or 25%, from $20.0 million for the nine months ended September 30, 2000. Gross profit margin for the first nine months of 2001 declined to 50% from 58% for the first nine months of 2000 due to reduced volume of high margin software sales in the most recent quarter.

Operating Expenses

         Operating expenses for the nine months ended September 30, 2001 were $41.5 million, an increase of $16.8 million or 68% from the $24.7 million for the quarter ending September 30, 2000. Operating expenses for the nine months ended September 30, 2001 included approximately $2.1 million of operating expenses from Opus360 which was acquired by Legacy Artemis on July 31, 2001 and $9.8 million from the Contributed Businesses. These companies including Opus360 were not included in operating expenses for the quarter ended September 30, 2000.

         Selling and marketing: Selling and marketing expenses for the nine months ended September 30, 2001 were $12.9 million, an increase of $4.1 million or 47% from the $8.8 million for the nine months ended September 30, 2000. The increase in Selling and Marketing expenses resulted from the inclusion of Selling and Marketing expenses for the Contributed Businesses which had combined selling and marketing expenses of $5.5 million for the nine months ended September 30, 2001.

         Research and development: Research and development expenses for the nine months ended September 30, 2001 were $8.2 million, an increase of $2.3 million or 39% from the $5.9 million for the quarter ended September 30, 2000. The increase in Research and Development expenses resulted from the inclusion of Research and Development expenses of $0.6 million from the Contributed Businesses and $1.1 million from Opus360, which was acquired by Legacy Artemis in July 2001.

         General and administrative: General and administrative expenses for the nine months ended September 30, 2001 were $7.0 million, an increase of $3.4 million or 94% from the $3.6 million for the nine months ended September 30, 2000. The increase in general and administrative expenses resulted from the combination of the Company with Legacy Artemis and from the inclusion of general and administrative expenses for new members of the Contributed Businesses. The combined group has increased its overhead as a result of an increase in its facilities and personnel resulting from the combination. The Contributed Businesses had combined general and administrative expenses of $1.8 million for the nine months ended September 30, 2001.

         Amortization: Amortization expense consists of the amortization of goodwill resulting from the acquisition of Legacy Artemis by Proha Plc in August of 2000. Amortization expense for the nine months ended September 30, 2001 was $12.2 million, an increase of $8.8 million or 259% for the $3.4 million for the nine months ended September 30, 2000. The nine months ended September 30, 2000 included amortization for only a few months compared to nine months for the comparable period in 2001. The Contributed Businesses had combined amortization of $2.0 million for the nine months ended September 30, 2001.

         Management fees: Management fees for the nine months ended September 30, 2001 were $0.8 million, a decrease of $0.5 million or 41% from the $1.3 million for the nine months ended September 30, 2000. The Company terminated its management agreements in early 2001.

         Acquisition costs: Acquisition costs for the nine months ended September 30, 2001 were $0.3 million. For the nine months ended September 30, 2000 acquisition costs were $1.8 million and related to the acquisition of Legacy Artemis by Proha Plc. As the acquired company, Legacy Artemis expensed the costs it incurred relating to its acquisition by Proha.

Operating Loss

         The nine month Operating Loss for the period ended September 30, 2001 was $16.4 million, an increase of $11.7 million from the $4.7 million for the same period in 2000. The increase is primarily attributable to amortization of goodwill expense of $12.2 million and other operating expenses associated with the expanded operation.

Non-operating Expenses

         Non-operating expenses consisting of interest expense and losses associated with minority holdings decreased by $0.5 million to $0.7 million for the nine months ended September 30, 2001 because of lower average rates and balances on borrowings. For the nine months ended September 30, 2000, non-operating expenses were $1.1 million.

Income Tax Expense (Benefit)

         During the nine month period ended September 30, 2000, utilization of domestic and foreign net operating loss carryforwards and a reduction in the valuation allowance resulted in a net tax benefit of $2.9 million. Because of the effect of permanent goodwill differences in the September 2001 period, there was a net tax expense of $0.1 million.

Net Income (Loss)

         The aforementioned items increased the Net Loss for the nine months ended September 30, 2001 to $17.1 million from $3.0 million for the same period in 2000.

 Liquidity and Capital Resources

         Legacy Artemis has historically funded operations through the use of cash flow from internal cash flow and loans from Computer Sciences Corporation, the shareholders of Legacy Artemis, the shareholders of Software Productivity Research and Foothill Capital Corporation ("Foothill").

         For the nine months ended September 30, 2001 and 2000, net cash used in operations was $5.3 million and $1.5 million, respectively. For the nine months ended September 30, 2001 the $5.3 million cash used in operations was primarily due to the net loss of $17.1 million adjusted for non-cash amortization of goodwill and depreciation of $12.9 million, and changes in operating assets and liabilities. For the nine months ended September 30, 2000, the Company's net loss was $3.0 million, which was reduced by non-cash expenses and tax benefits of $1.2 million and changes in operating assets and liabilities of $0.3 million, resulting in net cash used in operations of $1.5 million.

         Cash provided by investment activities for the nine months ended September 30, 2001 was $13.9 million compared to cash used in investing activities of $0.5 million for the nine months ended September 30, 2000. The cash provided in 2001 resulted from cash provided by entities, primarily Opus360, that was acquired during the period. Capital expenditures were approximately $0.5 million for the nine months ended September 30, 2001 and 2000, respectively.

         Net cash used in financing activities was $4.7 million for the nine months ended September 30, 2001 compared to cash provided by financing activities of $0.1 million for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the Company's financial statements reflect a reduction in shareholders' equity as a result of certain assets in the amount of $2.1 million being retained by Proha, the parent company, which were excluded from the business combination pursuant to the Share Exchange Agreement. The Company also repaid approximately $5.4 million of debt, primarily to Foothill, and received additional financing of $2.7 million. During the nine months ended September 30, 2000, the Company received financing of $5.5 million and repaid $5.4 million of debt.

         Foothill has extended a combination of a note payable and line of credit, bearing interest at the prime rate plus 2% (11% at September 30, 2000 and 9% at September 30, 2001) with a final maturity date of August 1, 2002. The combined balances, which are secured by the Company's assets, at September 30, 2001 and 2000, were $2.4 and $4.0 million, respectively.

         Interest paid under all borrowings was approximately $0.4 million for the nine months ended September 30, 2001 and $0.7 million for the nine months ended September 30, 2000.

         Legacy Artemis has a revolving $1.8 million line of credit facility with Foothill Capital corporation which may be used to fund working capital requirements. The balance on the line of credit at September 30, 2001 was $1.0 million at September 31, 2001. In addition Opus360 has two lines of credit with a bank aggregating $2.5 million, which may be used to purchase equipment. The balance on these lines aggregated $0.8 million at September 30, 2001. The management of the Company believes that the cash flow from operations will be sufficient to meet operating and other commitments.

Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and will be adopted by the Company in 2002.

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

         As of September 30, 2001, the Company has approximately $51.2 million of unamortized goodwill and other intangible assets subject to the transition provisions of Statements 141 and 142. The Company has not yet determined the effects SFAS 142 will have on the Company's operating results or financial position.

         In October 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144, which replaces SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS 144 also broadens disposal transactions reporting related to discontinued operations. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the effects SFAS 144 will have on its financial position, results of operations or cash flows.

Qualitative and Quantitative Disclosure About Market Risk

         At September 30, 2001, the majority of our cash balances were held primarily in the form of short-term highly liquid investment grade corporate and government securities. As a result, our interest income may be sensitive to changes in the general level of U.S. interest rates. However, due to the short-term nature of our investments and the fact that we generally hold these investments until their maturity dates, we believe that we are not subject to any material interest or market rate risks.

         The Company utilizes lines of credit to purchase equipment and to back certain financial obligations. The Company's outstanding balance under its lines of credit at September 30, 2001 was $3.7 million.

         The table below provides information about the Company's market sensitive financial instruments and constitutes a forward looking statement.

Principal Amount by Expected Maturity
 (in thousands)

                                                           Year ending December 31,
                                          -------------------------------------------------
                                                     2001            2002              2003
                                          -------------------------------------------------

Foothill note payable                             271,000       1,082,000         1,078,000
  Average interest rate                            10.25%           9.50%             9.50%

Proha note payable                                      -         390,000
  Average interest rate                                                4%

Silicon Valley Bank note payable                  120,000         546,000           140,000
  Average interest rate                             9.25%           8.75%             8.75%

Other note payable                                 48,000
  Average interest rate                             9.00%


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

         On October 24, the Company and all other defendants filed motions to dismiss the claims in the Bland Action. The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

Item 2. Change in Securities and Use of Proceeds

 On July 31, 2001, the Company issued 73,938,802 shares of its common stock to Proha Plc ("Proha") in exchange for all of the capital stock of Artemis Acquisition Corporation, the parent company of the Artemis business. This represented the closing of the first phase of the transaction contemplated by the Share Exchange Agreement dated as of April 11, 2001, as amended, between the Company and Proha. This offering was exempt from registration under Section 4(2) of the Securities Act and satisfied the terms and conditions of Rule 506 of the Securities Act. A Form D was filed on [August 14], 2001. The second phase of the transaction, in which the Company will issue an additional approximately 125.5 million shares of common stock to Proha, and receive 19.9% of each of two other subsidiaries of Proha, is expected to close promptly after the conclusion of the Company's special meeting of stockholders scheduled to be held on November 20, 2001

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibits

         "First Amendment to the Share Exchange Agreement, dated as of July 10 2001, between Opus360 Corporation and Proha Plc", is incorporated herein by reference to Form 8-K filed by the Company with the SEC on July 12, 2001.

b. Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on July 12, 2001 to report the execution of an amendment to the Share Exchange Agreement, dated April 11, 2001, by and among Opus360 Corporation and Proha Plc, pursuant to which the Company is expected to combine with Artemis Management Systems, Inc.

         The Company also filed a Current Report on Form 8-K on August 13, 2001, announcing that the first closing contemplated under the Share Exchange Agreement, as amended by the First Amendment, was consummated on July 31, 2001 and that Proha's Artemis subsidiaries and Opus360 have combined operations and will operate as Artemis International Solutions.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2001                      Opus360 Corporation
                                             (Registrant)


                                             /s/ Peter Schwartz
                                             ------------------
                                        Executive Vice President and
                                          Chief Financial Officer
                                                (Signature)