Form 10-Q/A
period 2001-09-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2002-01-09
CIK 1099674

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

                        Commission File number 000-29793

                   Artemis International Solutions Corporation

             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                    13-4023714
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)

     599 Broadway, New York, NY                               10012
    (Address of Principal Executive Offices)               (Zip Code)

                                  212-651-1731
               Registrant's Telephone Number, Including Area Code

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001.

                  Common Stock           249,121,572
                    (Class)        (Outstanding Shares)

                                INTRODUCTORY NOTE

         This Amendment to the Quarterly Report on Form 10-Q/A amends Item 1 of
Part I of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed by the Registrant on November 19, 2001, to restate the historical stockholders' equity, shares and earnings per share data of Artemis International Solutions Corporation to give retroactive effect to the reverse acquisition of the Registrant.

         Accordingly, stockholders' equity, shares and related earnings per share data of the Registrant reflect the retroactive restatement of the reverse acquisition. As a result the following items have been amended:

                                     Consolidated Statements of Operations:

                                                       For the three months ended     For the nine months ended
                                                           September 30, 2001            September 30, 2001
                                                           ------------------            ------------------
                                                                (In thousands, except per share amounts)

Basic and diluted earnings per share

                                                             2001        2000             2001          2000
                                                           --------    --------        ----------    ----------
         As reported                                        (0.09)      (1.17)           (0.58)        (1.43)

         As restated                                        (0.03)      (0.01)           (0.08)        (0.02)

Weighted average common shares used in computing basic and diluted net loss per share

         As reported                                       82,826       2,150           29,434         2,109

         As restated                                      232,638     199,424          210,505       199,424

Consolidated Balance Sheet:

                                                           September 30, 2001            December 31, 2001
                                                           ------------------            ------------------
Common Stock

         As reported                                                 124                          23

         As restated                                                 249                         199

Preferred shares authorized

         As reported                                                  --                          --

         As restated                                              25,000                      25,000

Common shares authorized

         As reported                                             150,000                     150,000

         As restated                                             500,000                     500,000

Additional paid-in-capital

         As reported                                              80,073                      74,555

         As restated                                              79,948                      74,379





Consolidated Statement of Stockholders' Equity:

Common stock - shares

         As reported                                             123,737                       2,242

         As restated                                             249,237                     199,424

Common stock - amount

         As reported                                                 124                          23

         As restated                                                 249                         199

Capital contribution/Common Stock -
parent company contribution of subsidiary - shares

         As reported                                                  --                          55

         As restated                                                  --                          --

Capital contribution/Additional Paid-in Capital - parent company contribution of subsidiary - amount

         As reported                                                  --                         419

         As restated                                                  --                         425

                   Artemis International Solutions Corporation

                                      Index
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Consolidated Balance Sheets at
                   September 30, 2001 and December 31, 2000                    1

                Consolidated Statements of Operations for
                   the three and nine months ended September 30, 2001
                   and September 30, 2000                                      2

               Consolidated Statement of Stockholders
                   Equity for the nine months ended September 30, 2001         3

               Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2001 and September 30, 2000      4

               Notes to the Consolidated Financial Statements                 5-22

       Item 2. Management's Discussion and Analysis of Financial
                   Conditions and Results of Operations                      23-31

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                             32-33

       Item 2. Change in Securities and Use of Proceeds                        33

       Item 3. Defaults Upon Senior Securities                                 33

       Item 4. Submission of Matters to a Vote of Securities Holders           33

       Item 5. Other Information                                               33

       Item 6. Exhibits and Reports on Form 8-K                                33

                                   Artemis International Solutions Corporation

Item 1. Financial Statements

                                   Artemis International Solutions Corporation
                                          Consolidated Balance Sheets

                                                                          September 30, 2001         December 31, 2000
                                                                              (unaudited)
                                                                       ------------------------   -----------------------
                                                                              (In thousands, except share amounts)
Assets
Current assets:
  Cash                                                                            $  6,253               $  3,200
  Trade accounts receivable, less allowance for doubtful accounts of
     $278 at September 30, 2001 and $138 at December 31, 2000                       15,116                 17,369
  Accounts receivable-affiliates/distributors                                          279                  1,235
  Short-term investments                                                                --                    250
  Prepaid expenses and other current assets                                          3,668                  2,019
                                                                                  --------               --------
Total current assets                                                                25,316                 24,073

Property and equipment, net of depreciation of $4,515 at September 30,
  2001 and $4,254 at December 31, 2000                                               3,823                  1,825
Goodwill, net of accumulated amortization of $17,026 at September 30,
  2001 and $10,505 at December 31, 2000                                             18,488                 25,009
Other intangible assets, net of amortization of $7,291 at
  September 30, 2001 and $2,284 at December 31, 2000                                32,735                 37,742
Deferred taxes                                                                       2,869                  2,819
Investment in affiliates and other assets                                            2,517                  1,102
                                                                                  --------               --------
Total assets                                                                      $ 85,748               $ 92,570
                                                                                  ========               ========

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                $  6,861               $  5,088
  Accounts payable - parent company                                                     --                  2,050
  Short-term line of credit                                                          1,025                    880
  Current portion of long-term debt                                                  1,082                  1,770
  Deferred revenue                                                                   8,407                  8,228
  Accrued liabilities                                                               11,108                  4,035
  Accrued taxes                                                                      3,403                  3,543
  Other accrued liabilities                                                          1,261                  1,302
                                                                                  --------               --------
Total current liabilities                                                           33,147                 26,896

Long-term debt, less current portion                                                 2,593                  3,776
Accrued pension and other liabilities                                                1,058                    898
                                                                                  --------               --------
Total liabilities                                                                   36,798                 31,570
                                                                                  --------               --------
Minority interest                                                                       --                     95

Stockholders' equity:
  Preferred shares, $0.001 par value, 25,000,000 shares authorized,
     issued and outstanding (Restated)                                                  --                     --
  Common stock, $0.001 par value, 500,000,000 shares authorized,
    249,237,000 and 199,424,000 issued and outstanding, respectively (Restated)        249                    199
  Investment in stock of parent company                                                 --                 (2,783)
  Additional paid-in capital (Restated)                                             79,948                 74,379
  Accumulated deficit                                                              (30,575)               (11,388)
  Accumulated other comprehensive income (loss)                                       (672)                   498
                                                                                  --------               --------
Total stockholders' equity                                                          48,950                 60,905
                                                                                  --------               --------
Total liabilities and stockholders' equity                                        $ 85,748               $ 92,570
                                                                                  ========               ========


                                See accompanying notes to consolidated financial statements

                              Artemis International Solutions Corporation
                                 Consolidated Statements of Operations
                                              (Unaudited)
                               (in thousands except, per share amounts)

                                                For the Three Months Ended  For the Nine Months Ended
                                                      September 30,               September 30,
                                                --------------------------  -------------------------
                                                     2001         2000        - 2001         2000
                                                ------------ -------------  ------------ ------------
Revenue:
   Software                                        $   2,731     $   5,959     $  10,757    $  13,421
   Support                                             4,382         2,864        12,246        8,636
   Services                                            8,802         3,891        27,373       12,149
                                                ------------ -------------  ------------ ------------
Net Revenue                                           15,915        12,714        50,376       34,206

Cost of revenue:
   Software                                              546           569         1,423        1,210
   Support                                             1,848         1,408         5,547        4,047
   Services                                            5,968         3,106        18,349        8,954
                                                ------------ -------------  ------------ ------------
                                                       8,362         5,083       25,319        14,211
                                                ------------ -------------  ------------ ------------

Gross margin                                           7,553         7,631        25,057       19,995

Operating expenses
   Selling and marketing                               4,357         3,128        12,910        8,758
   Research and development                            3,223         1,887         8,225        5,904
   General and administrative                          3,202         1,176         7,036        3,551
   Amortization expense                                3,858         1,899        12,154        3,373
   Management fees                                        --           352           806        1,349
   Acquisition costs                                     363         1,809           363        1,809
                                                ------------ -------------  ------------ ------------
                                                      15,003        10,251       41,494        24,744
                                                ------------ -------------  ------------ ------------

Operating loss                                        (7,450)       (2,620)      (16,437)      (4,749)

Interest expense, net                                    201           307           537        1,018
Equity in loss of unconsolidated affiliates               55           169
Other (income) expense                                    11          (125)          (54)         103
                                                ------------ -------------  ------------ ------------
                                                         267           182          652         1,121
                                                ------------ -------------  ------------ ------------

Loss before income taxes                              (7,717)       (2,802)      (17,089)      (5,870)
Income tax expense (benefit)                             (15)         (283)          135       (2,850)
                                                ------------ -------------  ------------ ------------
Loss before minority interest                         (7,702)       (2,519)      (17,224)      (3,020)

Minority interest in earnings of unconsolidated
   Subsidiary                                             --            --           (95)          --
                                                ------------ -------------  ------------ ------------
Net loss                                           $  (7,702)    $  (2,519)    $ (17,129)   $  (3,020)
                                                ============ =============  ============ ============
Basic and diluted net loss per share
(Restated)                                         $    (.03)    $    (.01)    $    (.08)   $    (.02)
                                                ============ =============  ============ ============

Weighted average common shares used in
   computing basic and diluted net
   loss per share (Restated)                         232,638       199,424       210,505      199,424
                                                ============ =============  ============ ============


                     See accompanying notes to consolidated financial statements

                                Artemis International Solutions Corporation
                              Consolidated Statement of Stockholders' Equity
                                             September 30, 2001
                                                 Restated
                                              (in thousands)

                                                                                                  Accumulated
                                     Common Stock      Investment in    Additional                   other
                                ---------------------  stock of Parent   Paid-in    Accumulated   comprehensive
                                   Shares      Amount    Company         Capital      Deficit     Income (Loss)      Total
                                ----------  ---------  ---------------  ----------  -----------   -------------  ------------
Balance December 31, 2000          199,424        199           (2,783)     74,379      (11,388)            498        60,905
Cancellation of stock in parent         --         --            2,783      (2,783)          --              --            --
Capital contributions                                                          425           --              --           425
Net Loss                                --         --               --          --       (9,429)             --        (9,429)
Foreign currency translation
 adjustment                             --         --               --          --           --          (1,271)       (1,271)
                                                                                                                 ------------
Comprehensive loss                      --         --               --          --           --              --       (10,700)
                                  --------  ---------  ---------------  ----------  -----------   -------------  ------------
Balance June 30, 2001              199,424        199               --      72,021      (20,817)           (773)       50,630

Shares of Opus360 outstanding
 prior to reverse acquisition,
 deemed acquired                    49,813         50               --       7,927           --              --         7,977
Distribution of businesses
 retained by parent company             --         --               --          --       (2,056)             --        (2,056)

Net Loss                                --         --               --          --       (7,702)             --        (7,702)
Foreign currency translation
 adjustment                             --         --               --          --           --             101           101
                                                                                                                 ------------

Comprehensive loss                      --         --               --          --           --              --        (7,601)
                                  --------  ---------  ---------------  ----------  -----------   -------------  ------------
Balance September 30, 2001        $249,237  $     249  $            --  $   79,948  $   (30,575)  $        (672) $     48,950
                                  ========  =========  ===============  ==========  ===========   =============  ============


                             See accompanying notes to consolidated financial statements

                             Artemis International Solutions Corporation
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                 Nine Months Ended September 30,
                                                               ------------------------------------
                                                                      2001                    2000
                                                               ------------------   ---------------
                                                                           (In thousands)
Cash flow from operating activities:
  Net loss                                                            $   (17,129)     $    (3,020)
  Adjustments to reconcile net income (loss) to net cash provided
    Provided by operating activities:
       Depreciation and amortization                                       12,906            2,191
       Equity in loss of unconsolidated affiliates                            169                -
       Deferred income taxes and other                                       (452)          (1,033)
       Changes in operating assets and liabilities
           (Increase) decrease in trade accounts receivable                 4,117             (220)
           (Increase) decrease in prepaid expenses                         (1,336)             602
           (Increase) decrease in other assets                               (910)          (1,531)
           Increase (decrease) in accounts payable                         (2,070)             902
           Increase (decrease) in accrued expenses                          1,670              862
           Increase (decrease) in accrued wages                              (204)             (58)
           Increase (decrease) in deferred revenues                        (1,843)              92
           Increase (decrease) in other liabilities                          (184)            (334)
                                                               ------------------   ---------------
Net cash used in operating activities                                      (5,266)          (1,547)
                                                               ------------------   ---------------
Cash flow from investing activities:
  Capital expenditures, net                                                  (552)            (502)
  Cash provided by former parent contribution of subsidiaries                 848                -
  Cash provided from acquisitions                                          13,554                -
                                                               ------------------   ---------------
Net cash provided by (used in) investing activities                        13,850             (502)
                                                               ------------------   ---------------

Cash flow from financing activities:
  Funding from debt and lines of credit                                     2,747            5,544
  Assets retained by parent company                                        (2,056)               -
  Payments of debt and capital leases                                      (5,360)          (5,424)
                                                               ------------------   ---------------
Net cash used in (provided by) financing activities                        (4,669)             120
                                                               ------------------   ---------------

Effect of exchange rate changes on cash                                      (862)           1,195
                                                               ------------------   ---------------
Net increase (decrease) in cash                                             3,053             (734)

Cash at the beginning of the period                                         3,200            1,626

                                                               ------------------   ---------------
Cash at the end of the period                                         $     6,253       $      892
                                                               ==================   ===============


                     See accompanying notes to consolidated financial statements

                   Artemis International Solutions Corporation

                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
           (all tabular amounts in thousands except per share amounts)


Note 1. Organization and Summary of Accounting Policies

(a)      Restatement

This Amendment to the Quarterly Report on Form 10-Q/A amends Item 1 of Part I of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, as filed by the Registrant on November 19, 2001, to restate stockholders' equity, shares and earnings per share data of Artemis International Solutions Corporation to give retroactive effect to the reverse acquisition of the Registrant.

Accordingly, stockholders' equity, shares and related earnings per share data of the Registrant reflect the retroactive restatement of the reverse acquisition. As a result the following items have been amended:

                                     Consolidated Statements of Operations:

                                                       For the three months ended     For the nine months ended
                                                           September 30, 2001            September 30, 2001
                                                           ------------------            ------------------
                                                                (In thousands, except per share amounts)

Basic and diluted earnings per share

                                                             2001        2000             2001          2000
                                                           --------    --------        ----------    ----------
         As reported                                        (0.09)      (1.17)           (0.58)        (1.43)

         As restated                                        (0.03)      (0.01)           (0.08)        (0.02)

Weighted average common shares used in computing basic and diluted net loss per share

         As reported                                       82,826       2,150           29,434         2,109

         As restated                                      232,638     199,424          210,505       199,424


Consolidated Balance Sheet:

                                                           September 30, 2001            December 31, 2001
                                                           ------------------            ------------------
Common Stock

         As reported                                               124                            23

         As restated                                               249                           199

Preferred shares authorized

         As reported                                                 -                             -

         As restated                                            25,000                        25,000

Common shares authorized

         As reported                                           150,000                       150,000


         As restated                                           500,000                       500,000

Additional paid-in-capital

         As reported                                            80,073                        74,555

         As restated                                            79,948                        74,379

Consolidated Statement of Stockholders' Equity:

Common stock - shares

         As reported                                           123,737                         2,242

         As restated                                           249,237                       199,424

Common stock - amount

         As reported                                               124                            23

         As restated                                               249                           199

Capital contribution/Common Stock - parent company contribution of subsidiary - shares

         As reported                                                 -                            55

         As restated                                                 -                             -

Capital contribution/Additional Paid-in Capital - parent company contribution of subsidiary - amount

         As reported                                                 -                           419

         As restated                                                 -                           425


(b) Organization and Description of Business

         Opus360 Corporation was incorporated on August 17, 1998, under the laws of the State of Delaware and on November 20, 2001 changed its name to "Artemis International Solutions Corporation". In April 2001, Opus360 Corporation and Proha Plc ("Proha"), a Finnish corporation, entered into a Share Exchange Agreement (the "Share Exchange Agreement") pursuant to which, upon completion of the transactions contemplated under such agreement (the "Share Exchange Transactions"), Opus360 Corporation would exchange 80% of its post-transaction outstanding Common Stock for all of the capital stock of Artemis Acquisition Corporation ("Legacy Artemis"), a Delaware corporation and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

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

(c) Basis of Presentation

         Generally accepted accounting principles require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions, Proha, the former shareholder of Legacy Artemis, will hold a majority interest in the Company, governing body and senior management in the combined company. Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 remains the legal parent entity and the registrant for Securities and Exchange Commission ("SEC") reporting purposes.

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

         Stockholders' equity and earnings per share amounts of Legacy Artemis have been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement for all periods presented. (See
Note 10.)

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

(e) Impairment of Long-Lived Assets

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

(f) Translation of Foreign Currencies

         Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the end of the period exchange rates, and revenues and expenses are translated at average rates prevailing during the period. Translation adjustments are included as a component of stockholders' equity. Foreign currency transaction gains and losses are included in results of operations.

Note 2. Comprehensive Loss

         The components of comprehensive loss, net of taxes, were as follows:

                                               For the Three Months Ended          For the Nine Months Ended
                                                      September 30,                      September 30,
                                             --------------------------------   --------------------------------
                                                  2001              2000               2001             2000
                                             -----------------  -------------   -----------------  -------------
Net loss                                           $  (7,702)      $  (2,519)        $ (17,129)      $   (3,020)

Other comprehensive income (loss)
        Foreign currency translation                     101            (315)           (1,170)          (1,114)

                                             -----------------  -------------   -----------------  -------------
Comprehensive loss                                 $  (7,601)      $  (2,834)        $ (18,299)      $   (4,134)
                                             =================  =============   =================  =============

Note 3.  Acquisitions

On July 31, 2001, Opus360 acquired all of the capital stock of Legacy Artemis in exchange for 73,938,702 shares of its common stock delivered on July 31, 2001 and 125,484,858 shares of its common stock delivered on November 20, 2001. Accordingly, Artemis International's authorized and outstanding shares in the amount of 500,000,000 and 199,424,000, respectively, and their related values give retroactive effect to Opus360's authorized shares at November 20, 2001, the shares held by Proha upon completion of the two-step acquisition on November 20, 2001, and the 49,813,000 outstanding shares of Opus 360 on July 31, 2001, the transaction date, as if such shares had been acquired by Legacy Artemis and authorized and outstanding at the beginning of the periods shown. The consolidated financial statements included herein represent the historical financial statements of Legacy Artemis, as the accounting acquiror, and the acquisition of Opus360 has been accounted for under the purchase method of accounting. The assets acquired and liabilities assumed of Opus360, as the acquired entity, are recorded at their fair values at July 31, 2001, under the purchase method of accounting. The excess of the fair values of the identifiable net assets over the purchase price was treated as negative goodwill. Negative goodwill was first applied to reduce the assigned value of identifiable non-current assets other than long-term investments in marketable securities and deferred tax assets, until those assets were reduced to zero.

         The purchase price was determined using the number of shares attributable to the Opus360 interest in the combined post merger entity and the five day average closing price of Opus360 common stock on April 11, 2001 and the two days preceding and following April 11, 2001, the date the terms were agreed by the parties and announced to the public.

Outstanding shares prior to Share Exchange Transaction              49,857
Average closing price                                                $0.20
Market value                                                        $9,971

Value issued to acquiror per Share Exchange                         $7,977
 Agreement(approx.80%)                                                 747
Acquisition costs                                                   $8,724
Total purchase consideration
Fair value of net assets acquired                                  $17,674
                                                                   -------

Excess of fair market value of net assets acquired over
 market value                                                       $8,950
                                                                   =======


         The book value of net assets acquired at July 31, 2001 approximates fair market value as the current assets and liabilities are liquid in nature and the other long-term assets principally relate to recently acquired computer equipment and software. Fair market value of net assets acquired principally consisted of the following:

Cash                                                           $13,555
Prepaid expenses and other current assets                        1,269
Property, plant and equipment                                    7,481
Other assets
  Purchased software                                    2,036
  Capitalized software                                  2,214
  Other assets                                            782
                                                      -------
                                   Subtotal            5,032
                                                      -------

Total assets                                                    27,337
Current liabilities                                             (9,594)
Other liabilities                                                  (69)
                                                               -------
Net assets                                                     $17,674
                                                               =======

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

         The negative goodwill of approximately $9.0 million has been allocated proportionately as follows:

Property and equipment                                          $5,350
Other assets                                                     3,600
                                                                ------
                                                                $8,950
                                                                ======

Pro forma information:

         The following unaudited pro forma combined condensed financial data combine the historical Consolidated statements of operations of Legacy Artemis and Opus360, giving effect to the Share Exchange Transaction using the purchase method of accounting. The historical statements of operations for Legacy Artemis and Opus360 have been adjusted to conform the pro-forma financial statement presentation of the combined companies. The pro forma combined condensed financial data for the three and nine months ending September 30, 2001 and 2000, respectively reflect the transaction as if it had occurred on January 1, 2000.

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

                                                For the Three Months Ended           For the Nine Months Ended
                                                      September 30,                        September 30,
                                             ---------------------------------   ----------------------------------
                                                  2001             2000               2001             2000
                                             ----------------  ---------------   ---------------  -----------------
                                                           (in thousands except, per share amounts)
Revenue                                             $ 15,950         $ 21,673           $ 52,138          $ 57,594

Net loss                                            $(13,584)         (17,154)          $(44,633)          (55,442)

Loss per share                                      $  (0.05)        $  (0.07)          $  (0.18)         $  (0.22)

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

         As a result of the transaction, Legacy Artemis recorded goodwill of approximately $18.7 million with a corresponding increase in additional paid-in capital. Legacy Artemis also recorded approximately $32.3 million of intangible assets and $2.2 million of in-process research and development. The pro forma information above includes an adjustment to record the amortization of goodwill as if the acquisition had occurred at January 1, 2000.

Note 4. Accounts Receivable, net:

         At September 30, 2001 and December 31, 2000 the breakdown of accounts receivable was as follows:

                                                    September 30, December 31,
                                                        2001         2000
                                                      -------      -------
            Billed receivables                        $13,512      $15,651
            Unbilled receivables                        1,882        1,856
                                                      -------      -------
                                                       15,394       17,507
            Less allowance for doubtful receivables      (278)        (138)
                                                      -------      -------
                  Net Trade Accounts Receivable       $15,116      $17,369
                                                      =======      =======

Changes in the allowance for doubtful receivables were as follows:

                                                    September 30, December 31,
                                                        2001         2000
                                                      -------      -------
             Beginning balance                        $ (138)      $    0
             Provision for doubtful receivables         (178)         (138)
             Write-offs                                   38             0
                                                      ------       -------
             Ending balance                           $ (278)      $  (138)
                                                      ======       =======

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

                                                                September 30,            December 31
                                                                    2001                     2000
                                                            ----------------------   ---------------------
Note payable, line of credit, due to Foothills                            $ 2,431                 $ 5,325
Capital Corporation. Interest rate of prime plus
2.00% (11.5% at December 31, 2000 and 9.5% at
September 30, 2001).

Note payable to Proha Plc. Interest rate of 4% per                            390
annun which is payable on demand.

Other long-term debt.  A bank facility bearing                                 48
interest of 9% per annun payable in arrears at the
end of each month.

Silicon Valley Bank line of credit facility.                                  806
Interest rate of prime plus 1.25% (8.75% at
September 30, 2001).
                                                            ----------------------   ---------------------
Total                                                                       3,675                   5,325
Less current portion of long term debt                                      1,082                   1,770
                                                            ----------------------   ---------------------
Long term debt, less current portion                                       $2,593                  $3,555
                                                            ----------------------   ---------------------

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

         Future minimum rental commitments for the operating leases are as follows:

(Three months ended December 31, 2001)
     2001                                                    $  494
     2002                                                     1,578
     2003                                                     1,204
     2004                                                       317
     2005                                                        42
                                                        -----------
Total lease payments                                         $3,635

Note 7. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                          Three months ended
                                                              September 30,
                                                            2001         2000
                                                        ----------   --------
Numerator:
 Net loss                                               $  (7,702)   $ (2,519)
                                                        =========    ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                          232,638     199,424
                                                        =========    ========
 Basic and diluted net loss per share                   $    (.03)   $   (.01)
                                                        =========    ========

                                                            Nine months ended
                                                              September 30,
                                                            2001         2000
                                                        -----------    --------
Numerator:
 Net loss                                               $  (17,129)   $ (3,020)
                                                        ==========    ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                           210,505     199,424
                                                        ==========    ========
 Basic and diluted net loss per share                   $     (.08)   $   (.02)
                                                        ==========    ========

         Diluted net loss for the three and nine months ended September 30, 2001 does not include the effect of options and warrants to purchase 15,540,848 shares of common stock.

         Basic and diluted loss per share are computed by retroactively restating the shares outstanding by assuming that the aggregate amount of 199,423,560 shares issued to Proha in two tranches in connection with the consummation of the transactions contemplated under the Share Exchange Agreement have been outstanding for all periods presented. The 199,423,560 shares reflect the issuance to Proha of 73,938,702 shares on July 31, 2001 and of 125,484,858 shares on November 20, 2001. The weighted average shares outstanding include 49,813,000 shares that were issued and outstanding to the former shareholders of Opus360 from the date of the first closing in connection with the acquisition on July 31, 2001.

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

For the Three and Nine Months Ended September 30, 2001 (in thousands):

Three Months Ended September 30, 2001
                           US          UK       Japan     France     Germany  Italy     Finland   Asia       Elimination   Total
                       -------------------------------------------------------------------------------------------------------------
Revenue
  Software                 $    735    $  581   $  446    $   94     $ 393    $  286    $  353    $  77      $  (234)      $  2,731
  Support                     1,475       796      759       497       330       196       511       48         (230)         4,382
  Services                    5,117       666      478       724       232       815       426      380          (36)         8,802
                       -------------------------------------------------------------------------------------------------------------
Total Revenue                 7,327     2,043    1,683     1,315       955     1,297     1,290      505         (500)        15,915
                       -------------------------------------------------------------------------------------------------------------

Cost of revenue:
  Software                       63         3      154        51        22         3       220       30            -            546
  Support                       533       339      567       187        84         5       111       22            -          1,848
  Services                    3,110       363      513       792       245       136       628      181            -          5,968
                       -------------------------------------------------------------------------------------------------------------
Total cost of revenue         3,706       705    1,234     1,030       351       144       959      233            -          8,362
                       -------------------------------------------------------------------------------------------------------------

                       -------------------------------------------------------------------------------------------------------------
Operating income           $ (5,644)   $ (218)  $ (111)   $ (296)    $  85    $  190    $ (937)   $ (19)     $  (500)      $ (7,450)
                       -------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 2001
                           US          UK       Japan     France     Germany  Italy     Finland   Asia       Elimination    Total
                       -------------------------------------------------------------------------------------------------------------
Revenue
  Software                 $  3,309    $2,569   $1,133    $1,189     $ 750    $1,133   $ 1,249    $ 293      $  (868)      $ 10,757
  Support                     4,389     2,315    1,773     1,554       967       562     1,314      184         (812)        12,246
  Services                   13,420     2,223    2,201     2,598       657     2,991     2,294    1,195         (206)        27,373
                       -------------------------------------------------------------------------------------------------------------
Total Revenue                21,118     7,107    5,107     5,341     2,374     4,686     4,857    1,672       (1,886)        50,376
                       -------------------------------------------------------------------------------------------------------------

Cost of revenue:
  Software                      169       187      284       120        41        28       514       80            -          1,423
  Support                     1,705       927    1,351       636       246       308       257      117            -          5,547
  Services                    8,067     1,228    1,636     2,439       669     1,632     2,056      622            -         18,349
                       -------------------------------------------------------------------------------------------------------------
Total cost of revenue         9,941     2,342    3,271     3,195       956     1,968     2,827      819            -         25,319
                       -------------------------------------------------------------------------------------------------------------

                       -------------------------------------------------------------------------------------------------------------
Operating income           $(13,427)   $ (194)  $ (235)   $  251     $   1    $1,098   $(2,070)    $ 25     $ (1,886)      $(16,437)
                       -------------------------------------------------------------------------------------------------------------

For the Three and Nine Months Ended September 30, 2000 (in thousands):

Three Months Ended September 30, 2000
                           US          UK       Japan     France     Germany  Italy     Finland   Asia       Elimination   Total
                       -------------------------------------------------------------------------------------------------------------
Revenue
  Software                 $  4,040    $1,898   $  683    $    -     $   -    $    -     $   -     $  -      $  (662)      $  5,959
  Support                     1,405       826      633         -         -         -         -        -            -          2,864
  Services                    1,954       798    1,139         -         -         -         -        -            -          3,891
                       -------------------------------------------------------------------------------------------------------------
Total Revenue                 7,399     3,522    2,455         -         -         -         -        -         (662)        12,714
                       -------------------------------------------------------------------------------------------------------------

Cost of revenue:
  Software                      369        11      189         -         -         -         -        -            -            569
  Support                       583       312      513         -         -         -         -        -            -          1,408
  Services                    1,543       715      848         -         -         -         -        -            -          3,106
                       -------------------------------------------------------------------------------------------------------------
Total cost of revenue         2,495     1,038    1,550         -         -         -         -        -            -          5,083
                       -------------------------------------------------------------------------------------------------------------

                       -------------------------------------------------------------------------------------------------------------
Operating income           $ (2,942)   $  159   $  163    $    -     $   -      $  -    $    -     $  -            -       $ (2,620)
                       -------------------------------------------------------------------------------------------------------------


Nine Months Ended September 30, 2000

                           US          UK       Japan     France     Germany  Italy     Finland   Asia       Elimination   Total
                       -------------------------------------------------------------------------------------------------------------
Revenue
  Software                 $  8,292    $3,763   $2,028    $    -     $   -    $    -    $    -    $   -      $  (662)      $ 13,421
  Support                     4,146     2,651    1,839         -         -         -         -        -            -          8,636
  Services                    6,105     2,550    3,494         -         -         -         -        -            -         12,149
                       -------------------------------------------------------------------------------------------------------------
Total Revenue                18,543     8,964    7,361         -         -         -         -        -         (662)        34,206
                       -------------------------------------------------------------------------------------------------------------

Cost of revenue:
  Software                      639        68      503         -         -         -         -        -            -          1,210
  Support                     1,671     1,073    1,303         -         -         -         -        -            -          4,047
  Services                    4,102     1,952    2,900         -         -         -         -        -            -          8,954
                       -------------------------------------------------------------------------------------------------------------
Total cost of revenue         6,412     3,093    4,706         -         -         -         -        -            -         14,211
                       -------------------------------------------------------------------------------------------------------------

                       -------------------------------------------------------------------------------------------------------------
Operating income           $ (5,650)   $  419   $  482    $    -     $   -      $  -    $    -    $   -                    $ (4,749)
                       -------------------------------------------------------------------------------------------------------------

                                                     September 30,        December 31,
                                                         2001                 2000
                                                  -------------------   -----------------
Identifiable Assets
  USA                                                         90,740              79,614
  United Kingdom                                               9,658               9,997
  Japan                                                        3,071               3,492
  France                                                       2,577               4,180
  Other                                                       12,168              15,429
  Eliminations                                               (32,466)            (20,142)
                                                  -------------------   -----------------
Consolidated                                                  85,748              92,570
                                                  -------------------   -----------------

Note 9. Related Party Transactions

         Prior to August 2000, Legacy Artemis had entered into a management agreement with Gores Technology Group ("Gores".) The management agreement called for Gores to provide certain management services to Legacy Artemis. In August 2000, Legacy Artemis entered into a management agreement with Proha pursuant to which Proha is required to provide certain management services to Legacy Artemis. Management fees incurred and paid were approximately $352,000 for the three months ended September 30, 2000 and approximately $806,000 and $1,349,000 for the nine months ended September 30, 2001 and 2000, respectively. On August 24, 2000, Legacy Artemis terminated the agreement with Gores in conjunction with its acquisition by Proha. In connection with the Share Exchange Agreement, the management agreement with Proha was terminated.

         At September 30, 2001 and December 31, 2000, the Company maintained the following equity holdings in joint ventures which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands which are accounted for under the cost method:

September 30, 2001:
(In thousands)                                             Total       Net Income       Total          Artemis
                           Percent      Investment        Revenue        (Loss)         Assets       Receivable
                           ----------------------------------------------------------------------------------------
Scandinavia                    9.9%            44           3,114          (22)          2,125            218
Australia                      0.0%             -               -            -               -              -
Netherlands                    7.6%            66           2,291          (30)          1,290             50
Finland                       19.9%           248             919          (52)            316              -
Changepoint Germany           40.0%            15              33         (762)             49            304
Changepoint France            40.0%             3             529         (181)            570            340
Other                            -                                                                        427
CSC Guarantee                    -                                                                       (472)
                                      -----------                                                  ----------
                                              376                                                         867
                                      ===========                                                  ==========

December 31, 2000
                                                           Total       Net Income       Total          Artemis
                           Percent      Investment        Revenue        (Loss)         Assets       Receivable
                           ----------------------------------------------------------------------------------------
Scandinavia                    9.9%    $        -          $3,306        $(129)         $2,056     $       95
Australia                      0.0%                                                                       318
Singapore                     49.0%           549           2,027           91           1,669            365
Netherlands                    7.6%            67           2,618          (49)          1,670             65
Finland                       19.9%           219           1,692         (683)          4,324              -
Other                            -           (36)              -            -                             867
CSC Guarantee                    -             -               -            -                            (475)
                                       ----------                                                  ----------
                                       $     799                                                   $    1,235
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

Note 10. Stockholders' Equity

         Proha contributed various subsidiaries, valued at $0.4 million to Legacy Artemis on January 3, 2001. During the six months ended June 30, 2001, Proha cancelled shares it had issued to Legacy Artemis, resulting in a decrease of approximately $2.8 million in additional paid in capital. For the six months ended June 30, 2001, Legacy Artemis reported a net loss of approximately $9.4 million and a foreign currency translation adjustment of approximately $(1.3) million.

         On July 31, 2001, the date Opus360 was acquired by Legacy Artemis, Opus360 had approximately 50 million shares of common stock outstanding. Although the transaction is treated for accounting purposes as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, Opus360 remains the legal parent entity. Stockholders' equity has been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement. The retroactively restated shares reflect the combined amount of shares issued to Proha in connection with both the first tranche of approximately 74 million and the second tranche of approximately 125 million totaling approximately 199 million. The shares newly issued by Opus360 were valued at approximately $8.0 million and represented the purchase price. The Company's aggregate common shares outstanding on a retroactively restated basis at September 30, 2001 of approximately 249 million is therefore comprised of the historical Opus360 50 million shares and the additional 200 million shares issued in connection with the acquisition.

         The consolidated financial statements as of December 31, 2000 and June 30, 2001 included the combination of certain businesses under common control. Upon the consummation of the Share Exchange Transaction on July 31, 2001, the legal transfer of the interest in the assets was completed. Pursuant to the Share Exchange Agreement, certain assets with a book value of $2.1 million included in the consolidated balance sheet as of December 31, 2000 and June 30, 2001 were retained by Proha. For the three months ended September 30, 2001, the Company reported a net loss of $7.7 million and a foreign currency translation adjustment of approximately $0.1 million.

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

         In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Directors Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Directors Plan authorize the granting of up to 10.0 million and up to 1.1 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.8 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the quarter ended September 30, 2001 the Company granted 3,083,000 options with exercise prices ranging from $0.08 to $0.09. The exercise price was equal to the fair market value on the date of grant.

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

         On November 20, 2001 the Company passed resolutions 1 and 2 and as a result has increased the authorized shares issued and outstanding as well as changed its name to Artemis International Solutions Corporation. All share amounts have been retroactively restated to reflect the issuance of all shares in connection with the Share Exchange Agreement.

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

Overview

         In April 2001, the Company entered into a Share Exchange Agreement with Proha whereby approximately 80% of the ultimate shares outstanding after the merger would be issued to Proha in exchange for shares of Artemis and certain other subsidiaries of Proha. The transaction was structured in two steps since the number of authorized Opus360 shares needed to be increased to satisfy the 80% requirement. Despite the two step structure, the transaction was accounted for upon the consummation of the first closing because a majority controlling interest and voting agreements resulting from the first closing constituted effective control.

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

Nine Months Ended September 30, 2001 and 2000

Revenues

         Total Revenues for the nine months ended September 30, 2001 were $50.4 million. This represents an increase of $16.2 million, or 47%, from $34.2 million in the comparable period of 2000. Software license sales declined $2.6 million to $10.8 million for the nine months ended September 30, 2001, primarily due to the reduction experienced in the third quarter of 2001. Support Revenues, primarily software maintenance fees, were up $3.6 million to $12.2 million for the nine months ended September 30, 2001 as a function of the installed base added from the Contributed Businesses. Consulting revenue increased 126% to $27.4 million, an increase of $15.3 million from $12.1 million for the first nine months of fiscal year 2000. This increase reflects more and lengthened consulting engagements in new and previously served locales. Sales for the nine months ended September 30, 2001 included $18.9 million from the Contributed Businesses. For the nine months ended September 30, 2001 the Contributed Businesses had combined revenue of $18.7 million. The entities that are included in both the nine months ended September 30, 2001 and September 30, 2000 had revenues of approximately $31.5 million and $34.2 million, respectively.

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

Principal Amount by Expected Maturity
(in thousands)

                                                      Year ending December 31,
                                          --------------------------------------------------
                                                     2001            2002              2003
                                          --------------------------------------------------
Foothill note payable                                 271           1,082             1,078
  Average interest rate                            10.25%           9.50%             9.50%


Proha note payable                                      -             390
  Average interest rate                                                4%

Silicon Valley Bank note payable                      120             546               140
  Average interest rate                             9.25%           8.75%             8.75%

Other note payable                                     48
  Average interest rate                             9.00%

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

Item 2. Change in Securities and Use of Proceeds

         On July 31, 2001, the Company issued 73,938,802 shares of its common stock to Proha Plc ("Proha") in exchange for all of the capital stock of Artemis Acquisition Corporation, the parent company of the Artemis business. This represented the closing of the first phase of the transaction contemplated by the Share Exchange Agreement dated as of April 11, 2001, as amended, between the Company and Proha. This offering was exempt from registration under Section 4(2) of the Securities Act and satisfied the terms and conditions of Rule 506 of the Securities Act. A Form D was filed on August 14, 2001. The second phase of the transaction, in which the Company issued an additional 125,484,858 shares of common stock to Proha, and received 19.9% of each of two other subsidiaries of Proha, closed after the conclusion of the Company's special meeting of stockholders held on November 20, 2001. This offering was also exempt from registration under section 4(2) of the Securities Act and satisfied the terms and conditions of Rule 506 of the Securities Act. A Form D was filed on November 20, 2001 with respect to this second issuance.

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

Date: January 9, 2002                      Opus360 Corporation
                                             (Registrant)


                                             /s/ Peter Schwartz
                                             ------------------
                                        Executive Vice President and
                                           Chief Financial Officer
                                                 (Signature)