Form 10-K
period 2001-12-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2002-04-16
CIK 1099674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-29793

                 ----------------------------------------------

                   Artemis International Solutions Corporation
             (Exact name of registrant as specified in its charter)


             DELAWARE                                13-4023714
 (State or other jurisdiction of       (IRS Employer Identification Number)
 incorporation or organization)

           599 Broadway
           New York, NY                                     10012
  (Address of principal executive                         (Zip Code)
             offices)

                                 (212) 651-1731
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                          Common Stock, $0.01 par value

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of February 28, 2002, there were 249,124,566 shares of the Registrant's Common Stock outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Registrant (based on the $.05 closing price for the Common Stock on the NASDAQ OTC Market on February 28, 2002) was approximately $12.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information called for by Part III is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.

                   ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
                                    FORM 10-K
                                DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       -------

Part I

Item 1.     Business                                                        3
Item 2.     Properties                                                      7
Item 3.     Legal Proceedings                                               7
Item 4.     Submission of Matters to a Vote of Security Holders             8

Part II

Item 5.     Market for Registrant's Common Equity And Related
              Stockholders Matter                                           9
Item 6.     Selected Financial Data                                         9
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results                                        11
Item 8.     Financial Statements and Supplementary Data                    31
Item 9.     Changes In and Disagreements with Accountants on
              Accounting and Financial Disclosure                          63

Part III

Item 10.    Directors and Executive Officers of the Registrant             64
Item 11.    Executive Compensation                                         64
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                               64
Item 13.    Certain Relationships and Related Transactions                 64

Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports
              of Form 8-K                                                  64
Signatures                                                                 65
Exhibit Index                                                              67

                                     PART 1

ITEM 1.           BUSINESS

General

         Opus360 Corporation was incorporated on August 17, 1998, under the laws of the State of Delaware and on November 20, 2001 changed its name to "Artemis International Solutions Corporation". In April 2001, Opus360 Corporation and Proha Plc ("Proha"), a Finnish corporation, entered into a Share Exchange Agreement (the "Share Exchange Agreement") pursuant to which, upon completion of the transactions under such agreement (the "Share Exchange Transactions"), Opus360 Corporation would exchange 80% of its post-transaction outstanding Common Stock for all of the capital stock of Artemis Acquisition Corporation ("Legacy Artemis"), a Delaware corporation and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

         As used herein, "Opus360" refers to Artemis International Solutions Corporation prior to the closing of the Share Exchange Transactions. "Artemis International" or the "Company" refers to Opus360 Corporation after the closing of the Share Exchange Transactions and Legacy Artemis refers to Artemis Acquisition Corporation, the parent corporation of the Artemis business organization and the entity treated as the accounting aquiror in the Share Exchange Transactions as more fully described below.

         Legacy Artemis is a developer and supplier of comprehensive, project and resource collaboration application software products and consulting services, with operations in 27 countries.

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

         Artemis International is one of the leading developers and suppliers of comprehensive, project and resource collaboration application software products and consulting services, with over 300,000 application seats in 27 countries.

         Artemis International offers a broad selection of high-end software tools. The Artemis International product offering spans the entire spectrum of traditional project and resource management tools, including task estimating, scheduling, budgeting, forecasting, resource analysis, cost analysis reporting, proactive business alerts and gateways to other enterprise applications. Artemis International's products estimate, plan, track, and manage business projects and resources using a comprehensive suite of integrated project and resource collaboration software solutions, helping clients significantly improve their ability to execute projects in a timely, controlled manner. Using the Company's products, clients can realize such tangible business benefits as higher project success rates, reduced cost overruns, quicker product development cycles, and more cost effective allocation and usage of critical corporate resources.

         Market acceptance of Artemis International's products has been successful in a range of industries, including information systems, application development, telecommunications, aerospace, pharmaceuticals, oil and gas, construction and engineering, banking and finance, and manufacturing. Since the combination of Opus360 Corporation with Legacy Artemis, the Company has extended and expanded this product line to include a workforce procurement application. These software solutions and the recent release of Portfolio Director, a fully Web-enabled, scalable tool that allows executives to manage and review strategic project initiatives throughout their enterprise, are viewed as natural extensions of an already robust set of product offerings.

         Intellisoft Oy Ltd is a subsidiary of Proha. Intellisoft's Application Service Provider center provides a hosting, internet connection and date processing alternative for small and medium-sized customers. Currently Intellisoft offers 30 applications, some of which are proprietary applications and some third-party software applications which are integrated as a solution for entire business processes. The Intellisoft ASP service center has approximately 100 computer servers and 16 employees.

         Accountor Oy is a subsidiary of Proha Group. Accountor is engaged in offering a range of financial management services to small and medium-sized businesses. The financial management services includes budgeting, accounting, general ledger analysis, payroll, purchasing, data management and reporting using a variety of third party (SAP, Oracle and Microsoft) and proprietary financial management data warehousing and document management software. Accountor's ISO9002 certified processes offer clients high level security and control. Approximately 160 financial specialist personnel are supporting over 500 individual businesses.

Strategy

         As a result of global competition, increasingly demanding business models and advances in information technology, project cycles are shrinking, budgets are being reduced and work groups are being distributed. Consequently, a broad range of companies are struggling to better align projects with business goals, improve methodologies and standards, improve collaboration and project planning tools and better integrate business systems. In addition, there is a strong need to exploit the capabilities of the Internet for expanding market share and improved return on investment.

         The Company's business strategy is to expand its market position within the high-end project and resource collaboration market. Artemis International will use its twenty-five years of application experience in the project management discipline to adapt and apply certain new and emerging Internet-based technologies to solve the project and resource business problems from a new perspective.

         Artemis International will target Global 2000 and middle market corporations who need to deploy the project management, resource collaboration and workforce procurement disciplines across their enterprises to hundreds or even thousands of users. Artemis International's products and services will offer significant opportunities for businesses to improve their efficiency and effectiveness.

         Artemis International intends to leverage and expand on its current products' features and architecture to create a project and resource collaboration dimension that will satisfy businesses' demand to share project related information across existing corporate systems and the worldwide web. This strategy will focus vertical markets with an eye to identifying, penetrating, and dominating specific industry sectors. The IS/IT marketplace is one of the Company's primary markets based on this sector's projected growth rates.

         The foregoing strategy is supported by internally and externally sourced consulting services designed to develop and sell "knowledge based" products that are integrated with the product suite. Integration of these implementation and after-market consulting offerings with the proprietary software greatly enhances the value added by the Company.

Products

         Artemis International manages its business on a geographic basis and offers two basic product lines, the Artemis Views product line and the Workforce Procurement product. In addition, Artemis International has developed an international consulting organization, characterized by institutionalized general project management methodologies and best practice procedures to support all offerings. Artemis International also continues to derive revenue from legacy products of Legacy Artemis that continue to be used by certain of its existing customers.

Artemis Views

         Artemis Views is an integrated suite of cost, schedule and resource management applications. The product line is offered in a mixture of client/server and web architecture, which provides extensive web accessibility and functionality. This product line uses commercially available relational database management systems as its method for data storage and retrieval. Artemis Views includes ProjectView, Web GlobalView, CostView, Web TrackView, Active Alert, ViewPoint and Portfolio Director.

         The Artemis Views product line utilizes a powerful 32-bit, SQL-based, client/server and web architecture which utilizes commercially available SQL databases for its repository and which can be integrated easily with existing business applications including popular enterprise resource planning applications. Artemis Views supports Oracle, Microsoft SQL Server and Sybase relational databases running on Windows NT, Sun Solaris or HP-UX operating systems. Artemis Views is currently offered as an integrated suite of products or as stand-alone components comprised of separate software packages, as described in greater detail below.

ProjectView

         Artemis ProjectView combines multi-user project planning, resource scheduling, and graphical reporting into a sophisticated software solution. ProjectView helps to plan, schedule and track the critical deadlines, activities, resources and budgets used in project management. With ProjectView, organizations can establish project consistency and improve project visibility and collaboration across an entire business. Using proven project management disciplines and processes, ProjectView helps to optimize project durations and resources to meet project deadlines and budgets. ProjectView also offers a variety of graphical reporting options to document and analyze a project's progress.

CostView

         Artemis CostView is a powerful application for project and program forecasting, budgeting and cost planning, control and earned value management reporting. CostView provides complete project, contract or financial management, analysis and reporting. Organizations can manage all cost related project and program information at an enterprise level, using familiar cost planning tools from a single, graphical Windows based application. Using CostView's full schedule integration with ProjectView, a customer will have a clear view of project and program accomplishments, completion costs, cash flow and manpower requirements.

TrackView and Web TrackView

         Artemis TrackView is a simple, yet effective time tracking system designed to give organizations visibility and understanding of staff activities around the world. TrackView provides clear, detailed effort tracking through a Windows application, with an optional web browser-based Internet Explorer interface for remote, web-based time entry. TrackView allows managers to assign, approve and track staff activity around the world and consolidate and report on this information in an easy to understand and meaningful way. When combined with ProjectView, TrackView helps organizations identify key resources and activities, update project performance and gain an accurate view of staff progress and performance. In turn, this enables managers to prevent redundant effort, set and update realistic project goals and make better business decisions.

GlobalView

         Artemis GlobalView is a unique, fully graphical application for navigating, analyzing and reporting on Views project, cost and resource information and providing data through Web access to a customer's employees. Designed for executives, project managers, financial managers and department managers, GlobalView delivers point-and-click access to cost, resource and schedule status of all corporate projects using an intuitive Windows or browser-based application. With GlobalView, key individuals throughout an organization can consolidate multiple project data and drill-down through data variables to access the project information needed to make effective business decisions, regardless of their project management expertise or understanding of the underlying software.

Portfolio Director

         Artemis Portfolio Director is a Web-based, enterprise-level solution designed to improve executives' ability to align project priorities strategically relevant to business throughout the enterprise. Portfolio Director gives Global 2000 companies a means to potentially improve financial performance by reducing investment risks and cost overruns. Portfolio Director provides an easy to use web tool for providing sophisticated return-on-investment analysis of project investments and their alignment to strategic business priorities.

Viewpoint

         Artemis Viewpoint is a Web-based, enterprise-level project and resource collaboration solution designed to improve executives' ability to tactically and strategically initiate, plan and manage complex projects. Using its enterprise collaboration capability, the organization's scarce project resources can collaborate more effectively and efficiently on a common objective under the exception-based direction of project managers at all levels.

Active Alert

         Artemis Active Alert is a database monitoring application that adds proactive alerts, business rules and trend analysis to the Artemis Views suite of project and resource collaboration applications. Active Alert monitors the database to identify incidents or trends that can impact an organization and its projects. The software then automatically informs individuals via e-mail, mobile phone, pager, faxes and HTML pages when an event has occurred or an adverse trend has been identified. Artemis Active Alert removes the need for individuals to spend time analyzing data for exceptions to the defined norm and makes the process of managing projects and resources more proactive.

Artemis MSP Gateway

         Artemis has developed a set of software tools that seamlessly integrates Artemis Views with Microsoft Project through the Artemis MSP Gateway. Using this powerful software tool, clients can manage projects from within a familiar desktop, while leveraging the specialized capabilities of the Artemis Views product offering. Artemis MSP Gateway allows Microsoft Project to operate against the Artemis Views database in a real time mode, which enables the database to control the data being entered on the Microsoft desktop. In this way, the client obtains the benefit of Artemis standards and security capabilities, the power of the Artemis database to assist in the multi-project management of the operation, and the ability to use a host of other Artemis value added products. Those products include Active Alert, Web Time Entry, GlobalView and KnowledgePLAN.

Artemis Consulting

         Artemis Consulting is the Professional Services arm of Artemis International, specializing in project management methodologies and best practice procedures. Artemis Consulting continues to deliver focused project management consulting and education services to organizations worldwide across a diverse range of industries. This includes consulting engagements to assist organizations with the definition, development and deployment of processes and systems to support a project driven approach to business management.

         Drawing on the consolidated experience of a global network of over 200 consultants specialized in project management, Artemis Consulting has developed a structured methodology called pm2 (Project Management Methodology) that provides a logical phased approach to business process improvement. The approach integrates a broad range of consulting services including:




Needs Analysis                            Procedures Development
Process Assessment                        Change Management Services
Implementation Services                   Education and Training Services
System Integration Services               Project Office Services

Artemis LINKS

         Via internet and intranet technologies, Artemis LINKS enables the total integration of the organization's project management processes and working documents with focused, cost-effective e-learning for all project team members. Artemis LINKS' interactive learning environment also provides a dynamic knowledge base that enables all members of the organization to submit proposals for improving corporate project management best practices.

Clients

         Artemis provides mission-critical solutions to thousands of clients worldwide, including Global 2000 companies such as: ABN AMRO Bank N.V., BAE SYSTEMS, The Boeing Company, Deutsche Bank, Ericsson, First Union National Bank, The Goldman Sachs Group Inc., The Goodyear Tire and Rubber Company, Lockheed Martin, Marconi Plc, Nokia, Pfizer Inc., Sun Microsystems Inc., Toshiba, Union Carbide, and Unisys.

         Artemis distributes its products directly to customers in the United States, United Kingdom, France, Finland, Germany, Italy, Spain, Japan and the Far East. It also markets through a joint venture and independent distributor network in other European countries, Scandinavia and Australia/Asia.

Competition

         There is intense competition in the project management and collaboration software marketplace. We compete against industry giants such as Microsoft and SAP as well as in-house development efforts of companies creating individualized solutions, as well as other software application vendors offering point products. Our current independent software vendor competition includes, among many others, Evolve Software, Inc., Niku Software, Inc. and Primavera Systems.

Employees

         The combined Artemis International operation currently directly employs approximately 495 persons on a worldwide basis; 150 in the United States, 285 in the United Kingdom, Scandinavia and Europe, and 60 in Asia. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

         Artemis International leases all of its United States and international facilities pursuant to leases that expire between February 28, 2002 and September 30, 2009. Two of these leases have single renewal options. Artemis International's corporate headquarters are currently located at 599 Broadway, New York, New York. The Company also maintains facilities at 6260 Lookout Road, Boulder Colorado, where the Company occupies approximately 10,500 square feet of office space under a lease that will expire in August 2003, and various other locations across the United States, United Kingdom, Europe and Japan. The Company's facilities comprise a total of 38,000 square feet in the United States and 28,000 square feet in the UK, Europe and Asia. We believe our current facilities are sufficient for our needs.

ITEM 3. LEGAL PROCEEDINGS

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

         On October 24, 2001, the Company and all other defendants filed motions to dismiss the claims in the Bland Action. The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

         The Company is a party to a number of additional legal claims arising in the normal course of its business. The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our Common Stock was listed on the NASDAQ National Market ("NASDAQ") under the symbol "OPUS" from April 4, 2000 until June 29, 2001. Since June 29, 2001, the stock has traded on the Over the Counter Bulletin Board. Effective November 25, 2001, the trading symbol on the OTC BB was changed to "AISC". At February 28, 2002, the number of stockholders of record was approximately 1,000. The following table sets forth the quarterly high and low sales prices per share as reported for the year ended December 31, 2001.

                                     HIGH              LOW
                                    -------          -------
  First Quarter                     $ 1.030          $ .0938
  Second Quarter                    $ .4900          $ .0625
  Third Quarter                     $ .1300          $ .0500
  Fourth Quarter                    $ .1000          $ .0400

         On February 28, 2002, the last sale price of our Common Stock was $0.05 per share.

DIVIDEND POLICY

           During the nine months ended December 31, 2000, Legacy Artemis paid a cash dividend of $140,000. We do not anticipate paying any cash dividend in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The consolidated statement of operations data for each of the year ended December 31, 2001, the nine months ended December 31, 2000, the years ended March 31, 2000, 1999 and 1998 and the period from February 4, 1997 (inception) to March 31, 1997, and the consolidated balance sheet data as of and for the years and the periods then ended are derived from our audited consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and may incur losses in the future. These and other factors as described in Note 1 raise substantial doubt about its ability to continue as a going concern. Managements' plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         This information is only a summary and should be read in conjunction with the financial statements and related notes in Section 8.

                                                                                                                    From Inception
                                       For the Year   For the Nine   For the Year   For the Year   For the Year   (February 4, 1997)
                                           Ended      Months Ended      Ended           Ended         Ended             through
                                       December 31,   December 31,    March 31,       March 31,     March 31,          March 31,
                                           2001        2000(c)(d)       2000            1999(b)       1998               1997
                                       ------------   ------------   ------------   ------------   ------------   ------------------
SUMMARY OF OPERATIONS (A)
(in thousands)

Revenues                               $  67,646       $  34,822      $  49,303      $  42,781      $  37,533        $   4,236
Operating income (loss)                  (66,483)        (11,398)            42           (265)           628              274
Net income (loss)                        (59,764)        (10,797)         1,060         (1,389)          (132)              10
Basic earnings (loss) per share:       $   (0.27)      $   (0.06)     $    0.01      $    (0.0)     $       -        $       -
Shares used in computing basic
     earnings (loss) per share           220,394         192,221        185,638        185,312        185,312          185,312
Diluted earnings (loss) per share:     $   (0.27)      $   (0.06)     $    0.01      $    (0.0)     $       -        $       -
Shares used in computing diluted
     earnings (loss) per share           220,394         192,221        188,129        185,312        185,312          185,312

Financial Position
Cash and cash equivalents              $   5,081       $   3,200      $   1,199      $   1,514      $   4,212        $   4,283
Working capital                           (5,785)         (2,823)        (2,477)        (2,911)        (1,671)             275
Total assets                              40,193         103,488         23,421         24,330         21,172           25,830
Long-term debt, including amounts
     due within one year                   2,666           5,546          9,384         10,865          6,615            9,226
Total stockholders' equity (deficit)       9,582          60,905           (996)        (1,577)           150              183

(a) The financial information provided includes the accounts of Legacy Artemis and its wholly owned subsidiaries, Artemis Holdings, Inc., Artemis International Corporation, Software Productivity Research, Inc., and Artemis International Corporation Ltd. Also included in the financial information for the nine months ended December 31, 2000 are the results of Artemis Finland Oy and the 19.9% minority interest in Accountor Oy and Intellisoft Oy as of and for the period from August 24, 2000 through December 31, 2000, and the results of Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl as of and for the month ended December 31, 2000, the date these business came under common control. As a result of the inclusion of these entities and the goodwill and other intangible assets recorded as noted in note (c) below, the total assets of Legacy Artemis has increased significantly from $23.4 as of March 31, 2000 to $103.5 million as of December 31, 2000.

(b) On July 27, 1998, Legacy Artemis acquired all of the outstanding stock of Software Productivity Research, Inc. ("SPR") for cash of $3.5 million and a note to SPR stockholders in the amount of $3.0 million. The note accrued interest at the rate of 8.5% annually and was payable in four equal installments with a maturity date of July 27, 2002. The note was paid in full on August 24, 2000.

(c) On August 24, 2000 Proha purchased all of the outstanding stock of Legacy Artemis. The purchase was structured as a share exchange whereby Proha issued shares of its publicly traded common stock to Legacy Artemis's equity holders in exchange for all of Legacy Artemis's stock. As a result of the transaction Legacy Artemis recorded goodwill of approximately $30.7 million. Legacy Artemis also recorded approximately $32.3 million of intangible assets and an expense of $2.3 million attributed to in-process research and development, which was expensed.

(d) During the nine months ended December 31, 2000, Legacy Artemis paid a cash dividend of $140,000. No other dividends were declared or paid since Legacy Artemis's inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS

THE FOLLOWING DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION SHOULD BE READ IN CONJUNCTION WITH "SELECTED CONSOLIDATED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING BUT NOT LIMITED TO, THOSE SET FORTH UNDER "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

         Accounting principles generally accepted in the United States require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions, Proha, the former shareholder of Legacy Artemis, holds a majority interest in the Company, governing body and senior management in the combined company. Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 remains the legal parent entity and the registrant for Securities and Exchange Commission ("SEC") reporting purposes.

         The financial statements as of and for the year ended December 31, 2001 are presented on a consolidated basis and on a combined and consolidated basis for the nine months ended December 31, 2000 and 1999 and the twelve months ended March 31, 2000.

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

         Stockholders' equity and earnings per share amounts of Legacy Artemis have been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement for all periods presented. (See
Note 13.)

         Each of the Contributed Businesses is reflected as having been contributed by Proha as of the later of the date Legacy Artemis was acquired by Proha or the date these interests were under the common control of Legacy Proha Legacy Artemis' parent. Accordingly, results of Artemis Finland and the 19.9% minority interests in Accountor Oy and Intellisoft Oy have been included in the accompanying financial statements since August 24, 2000. The results of the majority interests in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl have been included in the accompanying financial statements as of December 1, 2000.

         Artemis considers that the following accounting policies involving the use of estimates and judgments by management are critical to understanding its financial statements:

         a. Revenue Recognition

         The Company's revenue recognition policy generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product generally is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.

         The Company must make judgments to determine whether VSOE has been establish to support the fair value of each element within a contract and as to whether any undelivered elements are essential to the functionality of the software. To the extent VSOE can not be established and or future deliverables are essential to the functionality the license revenues are deferred over the contractual period.


         b. Valuation of Goodwill and Other Intangible Assets

         Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, trademarks, and core technology. The lives of Goodwill and other intangibles requires management to make judgments and estimates regarding the expected useful life of these assets. To the extent useful lives change due to developments in new technology or other reasons the Company's amortization expense would be affected.

         The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The discount rate was estimated based on the implied rate of the transaction, the weighted average cost of capital and the percentage of completion at the acquisition date. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

         Artemis International has adopted the provisions of Statement 141, Business Combinations, for the July 31, 2001 combination of OPUS360 and Artemis and will adopt Statement 142, Goodwill and Other Intangible Assets, for periods after December 15, 2001. Any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature until the adoption of Statement 142 on January 1, 2002.

         The Company's Goodwill and other Intangibles are evaluated for impairment using the criteria of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

         The Company has recorded an impairment change based upon the Company's estimated future cash flows. Estimates of future cash flows are subject to change. Management has recorded an impairment charge based upon their best estimate of the future cash flows. Should the future cash flows decrease from our current projections additional impairment charges could occur.

(c) Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         Artemis has adopted the provisions of Statement 141 for the July 31, 2001 combination of Opus360 and Artemis and will adopt Statement 142 for reporting periods after December 15, 2001. Any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature until the adoption of Statement 142 on January 1, 2002. Statement 141 requires that negative goodwill be allocated on a pro-rata basis to non-current assets to the extent available with any remainder recognized as extraordinary gain. In connection with the adoption of Statement 141, the Company applied the provisions of this statement to its acquisition of OPUS which resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of the Company's non-current assets. The current period income statement impact of this adoption was approximately $0.6 million. See note 2 to the combined and consolidated financial statements for a description of the OPUS acquisition.

         Statement 141 will require upon adoption of Statement 142, that Artemis continue to evaluate its existing intangible assets for impairment. Upon adoption of Statement 142, Artemis will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, Artemis will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company continues to evaluate what effect, if any, adoption of Statement 142 will have on its financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board, issued Financial Accounting Standards No. 144, or SFAS 144, Accounting for the Impairment of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not anticipate that its evaluation of long-lived assets and long-lived assets to be disposed of for impairment in accordance with this standard will have a material impact.

Results of Operations

The Company has included the following summary of operating results for the years ended March 31, 2000 and 1999 for comparative purposes as the Legacy Artemis' year-end was previously March 31 and had changed its year-end to December 31, during the period ended December 31, 2000 (see note 2 to the combined and consolidated financial statements).

YEARS ENDED MARCH 31, 2000 AND 1999

                          SUMMARY OF OPERATING RESULTS

--------------------------------------------------------------------------------

                                                    For The Years Ended
                                           ----------------------------------

                                           March 31, 2000      March 31, 1999
                                           --------------      --------------

                                                     (in thousands)

Revenue:
  Software                                  $ 18,297               $ 15,899
  Support                                     11,557                 10,186
  Services                                    19,449                 16,696
                                            --------               --------
Net revenue                                   49,303                 42,781

Cost of revenue:
  Software                                     1,497                    792
  Support                                      5,249                  4,392
  Services                                    13,565                 10,361
                                            --------               --------
                                              20,311                 15,545
                                            --------               --------

Gross profit                                  28,992                 27,236

Operating expenses:
  Selling and marketing                       11,355                  9,380
  Research and development                     7,895                  7,211
  General and administrative                   4,774                  5,982
  Amortization expense                         2,876                  3,025
  Management fees                              2,050                  1,903
                                            --------               --------
                                              28,950                 27,501
                                            --------               --------

Operating income (loss)                           42                   (265)

   Non operating expense                       1,548                    667
                                            --------               --------

Loss before taxes                             (1,506)                  (932)

   Tax expense (benefit)                      (2,566)                   457
                                            --------               --------

Income (loss) before minority interest         1,060                 (1,389)
                                            ========               ========

--------------------------------------------------------------------------------

Revenues

         Sales for the fiscal year ended March 31, 2000 were $49.3 million representing an increase of $6.5 million, or 15.2%, from $42.8 million for the fiscal year ended March 31, 1999. Software license sales increased from $15.9 million in 1999 to $18.3 million in 2000, due largely to more installations of Legacy Artemis' products. Similarly, support revenues, primarily software maintenance fees, were up $1.4 million to $11.6 million in 2000 as a function of increased sales of the new Views product line, particularly in the first nine months of fiscal year 2000.

Consulting revenue increased to $19.4 million, an increase of $2.7 million, or 16.2%, from $16.7 million in 1999. This increase was the result of larger and longer term consulting engagements completed by Legacy Artemis' direct labor resources.

Cost of Revenues

         The cost of software or license revenue for the year ended March 31, 2000 increased nearly 88% from $0.8 million recorded in 1999. This was primarily a function of the higher royalties paid to third party software vendors for sales of their product embedded in Legacy Artemis' solutions. The approximately 30%, or $3.2 million increase in cost of services from $10.4 million in 1999 to $13.6 million in 2000 reflects the increased use of external consultants to complete client services engagements, as well as non-billable training expenses incurred by internal consultants.

Gross Profit

         Total gross profit for the fiscal year 2000 was $29.0 million, an increase of $1.8 million or 7%, from $27.2 million in 1999. Gross profit margin in 2000 declined from 63.5% in fiscal 1999 to 58.8% due to the larger proportion of lower margin external consultants used to provide client services.

Operating Expenses

         Total operating expenses increased to $29.0 million during fiscal 2000 from $27.5 million in 1999. Overall operating expenses as a percent of revenues declined to 58.7% from 64.3% in 1999, as Legacy Artemis' sales increased without corresponding increases in research and development and management fees. General and administrative expenses and amortization expenses actually decreased from the prior year. These decreases and the minimal research and development increases were the result of management's focus on limiting staffing and reallocating existing human resources. The approximately $2.0 million, or 21%, increase in sales and marketing expense to $11.4 million in 2000 is attributable to the reallocation and addition of personnel to this area and launch of a combined company/product awareness campaign in fiscal year 2000.

Operating Income/(Loss)

         As a result of the aforementioned revenue growth and limited cost and expense growth, operating income improved to breakeven during fiscal 2000 from a $0.3 million loss in fiscal 1999.

Non-Operating Expenses

         Interest expense increased to $0.3 million from $0.9 million in 1999 to $1.2 million in 2000 because of higher average balances on Legacy Artemis's line of credit. Higher operating costs in some of Legacy Artemis's minority equity holdings decreased income slightly, but other expenses, primarily occupancy and facility charges for Legacy Artemis's Scandinavian operations, increased by approximately $0.5 million.

Provision for Income Taxes

         We recorded a net tax expense of $0.5 million in the year ended March 31, 1999. In the year ended March 31, 2000, utilization of net operating loss carryforwards and a reduction in the valuation allowance resulted in a net tax benefit of $2.6 million.

NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

The Company has included the following summary of operating results for the nine months ended December 31, 2000 and 1999 for comparative purposes as the Legacy Artemis' year-end was previously March 31 and had changed its year-end to December 31, during the period ended December 31, 2000 (see note 2 to the combined and consolidated financial statements).


                          SUMMARY OF OPERATING RESULTS

--------------------------------------------------------------------------------

                                                For The Nine Months Ended
                                          --------------------------------------
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------
                                                                  (Unaudited)
                                                      (in thousands)

Revenue:
  Software                                $ 12,134                 $ 13,149
  Support                                    9,121                    8,657
  Services                                  13,567                   14,729
                                          --------                 --------
Net revenue                                 34,822                   36,535

Cost of revenue:
  Software                                   1,157                    1,112
  Support                                    4,212                    3,906
  Services                                  10,170                   10,190
                                          --------                 --------
                                            15,539                   15,208
                                          --------                 --------

Gross profit                                19,283                   21,327

Operating expenses:
  Selling and marketing                      8,520                    8,159
  Research and development                   8,271                    5,835
  General and administrative                 4,039                    3,804
  Acquisition costs                          1,943
  Amortization expense                       6,932                    1,870
  Management fees                              976                    1,553
                                          --------                 --------
                                            30,681                   21,221
                                          --------                 --------

Operating income (loss)                    (11,398)                     106

   Non operating expense                     1,023                      674
                                          --------                 --------

Loss before taxes                          (12,421)                    (568)
                                          --------                 --------

   Tax expense (benefit)                    (1,691)                     (58)
                                          --------                 --------

Income (loss) before minority interest     (10,730)                    (510)
                                          ========                 ========

--------------------------------------------------------------------------------

Overview

On August 24, 2000, Proha, a publicly held Finnish company, purchased Legacy Artemis for approximately $50 million in stock and cash. Subsequent to that acquisition, Proha contributed its wholly owned subsidiary, Artemis Finland to Legacy Artemis and purchased majority stakes in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, and Artemis Sarl which were subsequently transferred to Legacy Artemis. As a result of the Share Exchange Agreement between Proha and

Opus360, 19.9% minority interests in each of Accountor and Intellisoft are to be transferred to Artemis International. The combined financial statements for the nine months ended December 31, 2000 include the results of Artemis Finland and the 19.9% interests in Accountor and Intellisoft from August 24, 2000, as well as Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, and Artemis Sarl from December 1, 2000. These enterprises contributed approximately $3.6 million in total revenue and $9.4 million in total costs in the nine month period ended December 31, 2000.

Revenue

         For the nine months ended December 31, 2000, total revenue was $34.8 million; of which $12.1 million was derived from Software licenses, $9.1 million from Support or maintenance of existing licenses, and $13.6 million from consulting Services. Software and Consulting revenues for the December 31, 2000 period were $1.0 and $1.2 million, respectively, less than the comparable levels for the nine months ended December 31, 1999 due to lowered demand in North America. These declines were partially offset by an increase of $.5 million in Support revenues resulting from the higher levels of licensing contracts in the nine months ended December 31, 2000.

Cost of Revenue

         Cost of revenue for the nine months ended December 31, 2000, was $15.5 million, an increase of approximately 2% over cost of revenue for the nine months ended December 31, 1999. This relatively small increase was largely the result of the full year impact of additional personnel hired in the prior period coupled with the 4.7% decrease in revenue created a 3 percentage point decrease in gross margin as a percent of total revenues. The $0.3 million increase in Support costs was directly attributable to the increase in Support revenues.

Operating Expenses

         Sales and marketing expenses for the nine months ended December 31, 2000 were $8.5 million, an increase of 4% over sales and marketing expenses of $8.2 million for the similar period ended December 31, 1999. This increase was primarily attributable to incremental sales and marketing personnel as well as additional advertising expenses incurred in the most recent period. For the nine months ended December 31, 2000, product development expenses were $8.3 million, including a $2.3 million in-process research and development charge for costs incurred for products which had not reached technical feasibility at August 24, 2000, the date that Legacy Artemis was acquired by Proha. Excluding this charge, research and development costs in 2000 increased slightly more than 3 percent due to increased staffing and some salary increases. General and administrative expenses for the nine months ended December 31, 2000 were $4.0 million, an increase of 6 % over general and administrative expenses of $3.8 million for the 1999 period. The increase was primarily attributable to an increased number of employees and associated salaries and benefits, general office expenses, rent and utilities expenses resulting from the expanded post-acquisition operations. Amortization expense for the nine months ended December 31, 2000 was $6.9 million, consisting primarily of amortization of the approximately $63 million of goodwill and intangible assets pushed down as a result of the Proha acquisition. Depreciation and amortization expense was $3.8 million for the nine months ended December 31, 1999. Management fees decreased approximately $0.6 million in the nine months ended December 31, 2000 from the comparable prior period as a result of the change in ownership of Legacy Artemis from Gores to Proha. This decrease was more than offset by the incremental $1.9 million in acquisition costs incurred in connection with the Proha acquisition.

Operating Income (Loss)

         In the nine month period ended December 31, 2000, the Legacy Artemis incurred an $11.4 million loss versus a $0.1 million gain in the corresponding period of 1999. This change was the result of the aforementioned increased amortization, acquisition and other operating expenses combines with a $1.7 million decline in total revenue.

Non-Operating Expenses

         Non-operating expenses in the nine months ended December 31, 2000 increased by $0.3 million to $1.0 million from $0.7 million in the nine month period ended December 31, 1999 primarily because of higher interest expense occasioned by higher borrowings and higher interest rates.

Provision for Income Taxes

         The tax benefit for the nine months ended December 31, 2000 increased by $1.6 million to $1.7 million as a result the higher pre-tax loss, partially offset by pushdown of the in process research and development charge and a $0.6 million foreign tax differential.

YEARS ENDED DECEMBER 31, 2001 AND 2000

The Company has included the following summary of operating results for the years ended December 31, 2001 and 2000 for comparative purposes as the Legacy Artemis' year-end was previously March 31 and had changed its year-end to December 31, during the period ended December 31, 2000 (see note 2 to the combined and consolidated financial statements).

                          SUMMARY OF OPERATING RESULTS

--------------------------------------------------------------------------------

                                                   For The Years Ended
                                          -------------------------------------

                                          December 31, 2001   December 31, 2000
                                          -----------------   -----------------
                                                                 (Unaudited)
                                                    (in thousands)

Revenue:
  Software                                     $  15,105        $  17,282
  Support                                         15,512           12,021
  Services                                        37,029           18,288
                                               ---------        ---------
Net revenue                                       67,646           47,591

Cost of revenue:
  Software                                         2,522            1,543
  Support                                          6,705            5,555
  Services                                        23,870           13,545
                                               ---------        ---------
                                                  33,097           20,643
                                               ---------        ---------

Gross profit                                      34,529           26,948

Operating expenses:
  Selling and marketing                           16,782           11,713
  Research and development                         9,894           10,330
  General and administrative                      10,879            5,010
  Acquisition costs                                  409            1,943
  Amortization expense                            18,832            7,940
  Impairment charge                               43,430                -
  Management fees                                    806            1,471
                                               ---------        ---------
                                                 101,032           38,407
                                               ---------        ---------

Operating income (loss)                          (66,483)         (11,457)

   Non operating expense                           3,046            1,897
                                               ---------        ---------

Loss before taxes                                (69,529)         (13,356)

   Tax expense (benefit)                          (9,670)          (4,198)
                                               ---------        ---------

Income (loss) before minority interest           (59,859)          (9,158)
                                               =========        =========

--------------------------------------------------------------------------------


Overview

         On August 24, 2000, Proha, a publicly held Finnish company, purchased Legacy Artemis for approximately $50 million in stock and cash. Subsequent to that acquisition, Proha contributed its wholly owned subsidiary, Artemis Finland to Legacy Artemis and purchased majority stakes in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, and Artemis Sarl which were subsequently transferred to Legacy Artemis. As a result of the Share Exchange Agreement between Proha and

Opus360, 19.9% minority interests in each of Accountor and Intellisoft were transferred to Artemis International. The combined financial statements for the year ended December 31, 2000 include the results of Artemis Finland and the 19.9% interests in Accountor and Intellisoft from August 24, 2000, as well as Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, and Artemis Sarl from December 1, 2000. The consolidated financial statements for the twelve months ended December 31, 2001 include all of these entities, plus PMSoft Korea Ltd., and JST Investments Pte Ltd. from January 3, 2001. The businesses contributed on August 24, 2000, December 1, 2000 and January 3, 2001; Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH, Artemis Sarl, PMSoft Korea Ltd., and JST Investments Pte Ltd. are referred to as the Proha Contributed Businesses.

Revenue

         For the year ended December 31, 2001, total revenue was $67.6 million, of which $15.1 million was derived from Software Licenses, $15.5 million for Support and $37.0 million from consulting Services to licensed clients. Software revenues for the year ended December 31, 2001 declined to $15.1 million from $17.3 million in the year ended December 31, 2000, largely as a result of two large licensing agreements in fiscal year 2000 that were not repeated in the current year. Support Revenue increased 29%, or $3.5 million, as a result of the full year inclusion of the Contributed Businesses' maintenance revenues. Services Revenues increased 102%, or $18.7 million, not only because of these Contributed Businesses, but also because of several large follow-on consulting assignments with clients who had licensed our products in prior periods. Total revenues for the Contributed Businesses were approximately $25.5 million and $3.6 million in the years ended December 31, 2001 and 2000, respectively.

Cost of Revenue

         The total Cost of Revenue for the year ended December 31, 2001 was $33.1 million, $12.5 million or 61% more than that experienced in the year ended December 31, 2000. The majority of this increase was a function of the over 102% increase in Services revenues and the corresponding increase in related personnel costs of services. However, the addition of Contributed Businesses increased the Cost of Software Sales and Cost of Support at a greater rate than their respective revenues. Overall gross margins declined from 57% in fiscal year 2000 to 51% in fiscal year 2001, as a function of the extended organization and the significantly higher percentage of lower margin consulting Services Revenues recorded in 2001. The Contributed Businesses recorded $ 14.0 million total Costs of Sales in the year ended December 31, 2001, and $1.6 million in the year ended December 31, 2000.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2001 were $16.8 million, an increase of 44% over sales and marketing expenses of $11.7 million for the year ended December 31, 2000. This increase was primarily attributable to incremental marketing and advertising expenses incurred in the Contributed Businesses, only partially offset by reduced advertising expenses in North America.

         Product Development. For the year ended December 31, 2001, product development expenses were $9.9 million, approximately 24% greater than those incurred in the twelve months ended December 31, 2000, excluding the $2.3 million in-process research and development charge incurred as part of the Proha purchase of Artemis. This increase reflected some growth in Legacy Artemis research staffing and the July 31, 2001 addition of the Opus360 costs.

         General and Administrative. General and administrative expenses increased $5.8 million or 117% for the year ended December 31, 2001 from the comparable period ending December 31, 2000. The increase was primarily attributable to the additional employees and associated salaries and benefits in the Contributed Companies. Full year rent and utilities expenses also increased as a result of the additional office locations. In addition to the infrastructure costs incurred with the full year impact of the Contributed Businesses and the Opus360 July 2001 business combination, increased office rental and insurance costs contributed to increased overhead.

         Combined operating expenses for the Contributed Companies was $16.4 million in 2001 versus $2.0 million in 2000.

         Amortization. The pushdown of the Goodwill and Intangible valuations resulting from the Proha acquisition of Legacy Artemis added a combined total of over $80.9 million in long-lived assets to the Legacy Artemis balance sheet. Intangible asset values were based on assessments of the continuing client base, costs avoided with the addition of trained personnel and the intellectual property acquired. $18.8 million in amortization expense was recorded during the year ended December 31, 2001. This was slightly more than two times total amortization expense for the year ended December 31, 2000.

         Management Fees and Acquisition Costs. Management fees incurred prior to the July 31, 2001 merger of Legacy Artemis and Opus360 and the acquisition costs expensed in conjunction with that merger were $.8 million and $.4 million, respectively, in the year ended December 31, 2001. Management fees were not incurred after July 31, 2000. The $1.5 million and $1.9 million of management fees and acquisition costs incurred in 2000 reflect the Proha acquisition of Legacy Artemis, and approximately $1.0 million in management fees paid to Gores Technology, the former parent of Legacy Artemis.

Impairment Charges

         SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are less than the assets' carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair market value, less cost to sell.

         At the close of its 2001 fiscal year, the Company evaluated the carrying values of its combined goodwill and intangible assets. An impairment charge of $43.4 million has been recorded in the year ending December 31, 2001. Specifically, the significant decline in business activity generally and software license revenues following the terrorist attacks on New York City and Washington, DC as well as the Company's fourth quarter operating and cash flow losses required an adjustment to the carrying value of the Company's long-lived assets. Using discounted cash flow projections of expected returns from these assets, the Company has determined that the carrying value of its goodwill and intangible assets should be reduced to approximately $14.8 million.

Non-Operating Expenses

         Interest expense in the year ended December 31, 2001 decreased $0.6 million from $1.5 million in the year ended December 31, 2000 because the Company was able to decrease its borrowings as a result of the cash acquired in the Opus360 combination with Legacy Artemis. Higher operating losses in unconsolidated subsidiaries for the year ended December 31, 2001 as well as the spin off of one subsidiary and the shut down of another joint venture increased other non-operating expense from $0.4 million to $2.0 million.

Provision for Income Taxes

         The Company recorded a net tax benefit $9.7 million in the year ended December 31, 2001, or more than twice the benefit recognize in the year ended December 31, 2000 primarily because of the higher pre-tax losses incurred, only partially offset by the net effect of permanent and temporary differences and an increase in the valuation allowance in the current year. In both years, deferred tax liabilities established with the push down of goodwill and intangible assets resulting from the Proha acquisition of Legacy Artemis were reduced as a result of amortization and the impairment charge recorded during the fourth quarter of fiscal year 2001. The reduction in the deferred tax liabilities during the year-ended December 31, 2001 resulted in a deferred tax benefit for the year ended December 31, 2001.

Liquidity and Capital Resources

         Artemis has funded operations through cash generated by operations, acquisitions and loans from Foothill Capital, Proha Plc. and two local banks. Legacy Artemis combined operations with Opus360, which changed its name to Artemis International Solutions Corporation on July 31, 2001, which provided the combined entities with working capital of approximately $6.6 million. At December 31, 2001, Artemis International had a cash balance of $5.1 million, an increase of $1.9 million from the $3.2 million balance at December 31, 2000. Working capital at December 31, 2001 and 2000 was negative $5.8 and negative $2.8, respectively. At December 31, 2001, total debt outstanding had been reduced from $6.4 million at December 31, 2000 to $3.7 million.

         Cash used in operating activities for the year ended December 31, 2001 was $8.6 million, primarily due to our net loss of $59.8 million, adjusted for various non-cash charges including the impairment charge, depreciation and amortization, and changes in operating assets and liabilities, including changes in our accounts receivable, accounts payable and accrued expenses. Cash provided by operating activities for the nine months ended December 31, 2000 totaled $3.3 million. We have restructured our expense base to match a conservative projection of cash generation in the coming year through more focused marketing and development, better workforce utilization and a reduction in general and administrative expenses.

         Cash provided by investing activities for the year ended December 31, 2001 totaled $14.7 million, primarily a function of the Opus360 business combination in July 2001. We used $2.7 million of these funds to repay outstanding debt. For the nine months ended December 31, 2000, cash from Proha's Contributed Companies and the sale of Proha stock was used to retire debt and purchase capital equipment.

         The Company's continued existence is dependent upon several factors including the Company's ability to sell and successfully implement its software solutions. The Company has experienced net losses in both the year ended December 31, 2001 and the nine months ended December 31, 2000. At December 31, 2001, the Company has an accumulated deficit of $71.2 million and its current liabilities exceeded current assets by $5.8 million. The Company may not be able to achieve the level of sales or contain its costs sufficiently to generate sufficient cash flow to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. See independent auditors' report and note 1 to the consolidated financial statements.

         Under the terms of a $1.8 million note payable, the Company is committed to make equal monthly principal reduction payments up to and until August 2003. Cash requirements through the end of fiscal year 2002 are primarily to fund operations at approximately the same levels as fiscal year 2001. In the future, we may need to raise additional funds through public or private financings, or other arrangements to fund our operations or potential acquisitions, if any. We currently have no plans to affect any other offerings. We cannot assure you that any financings or other arrangements will be available in amounts or on terms acceptable to us or at all and any new financings or other arrangements could place operating or other restrictions on us. The Company's inability to raise capital when needed could seriously harm the growth of the business and results of operations.


         The Company's near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions. The Company has also tasked its operating units to achieve a five percent year over year reduction in operating expenses. In addition, in the fourth quarter of fiscal year 2001, the Company took a number of actions to reduce on-going costs, including deferring development, marketing and sales support for its Workforce Procurement and Workforce Management product lines. Additionally, all operations were tasked to achieve a five percent year-over-year reduction in operating expenses. Worldwide staffing levels were reduced approximately 7 percent in support of this effort. At December 31, 2001, the Company had unused credit lines of up to $2.7 subject to maintaining certain receivables' aging and levels. At December 31, 2001, the Company's capacity based on these measures was approximately $1.8 million. Management feels that they have sufficient flexibility in fixed, semi-fixed and variable costs to fund its operations for the foreseeable future with the aforementioned sources of funds to continue as a going concern.

         The Company's consolidated financial statements has been prepared assuming that the Company will continue as a going concern based upon management's plans discussed above. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


         A summary of our future contractual obligations and commercial commitments as of December 31, 2001 is as follows:

                                                         Less than                                              After
                                         Total            1 year          2 - 3 years       4 - 5 years        5 years
------------------------------------------------------------------------------------------------------------------------
Long-term debt                        $    2,666        $    1,245         $   1,396         $      25          $     -


Operating leases                           8,118             4,251             3,651               216                -

------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations    $   10,784        $    5,496         $   5,047         $     241          $     -
------------------------------------------------------------------------------------------------------------------------

      Prior to August 2000, Legacy Artemis had entered into a management agreement with Gores Technology Group ("Gores".) The management agreement called for Gores to provide certain management services to Legacy Artemis. In August 2000, Legacy Artemis entered into a management agreement with Proha pursuant to which Proha is required to provide certain management services to Legacy Artemis. Management fees incurred and paid for the years ended December 31, 2001 and March 31 2000 and the nine months ended December 2000 and December 31, 1999 were approximately $0.8 million, $2.0 million, $1.0 million and $1.6 million, respectively. On August 24, 2000, Legacy Artemis terminated the agreement with Gores in conjunction with its acquisition by Proha. In connection with the Share Exchange Agreement, the management agreement with Proha was terminated.

          At December 31, 2001 and 2000, the Company had other receivables and payables of $.2 and $.4 million and $0.0 and $2.0 million, respectively, to Proha, who holds approximately 80% of the Company's outstanding Common Stock.

         At December 31 2001 and 2000, the Company maintained the following equity holdings in joint ventures which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands which are accounted for under the cost method. The Company records its equity interest in losses first to the investment balance, then against loans or advances.

Qualitative and Quantitive Disclosure About Market Risk

         At December 31, 2001, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

         The Company utilizes lines of credit to fund operational cash needs. The Company's outstanding balance under its lines of credit at December 31, 2001 was approximately $3.7 million. The weighted average interest rate for the Company's lines of credit during 2001 was 10.19%. The Company will pay an aggregate amount of $1.3 million, including interest, under its declining balance load with Foothill, which matures in August 2003.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MIGHT LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE A RECENT HISTORY OF NET LOSSES, AND SUBSTANTIAL ACCUMULATED DEFICIT.

         The Company's continued existence is dependent upon several factors including the Company's ability to sell and successfully implement its software solutions. The Company has experienced net losses in both the year ended December 31, 2001 and the nine months ended December 31, 2000. At December 31, 2001, the Company has an accumulated deficit of $71.2 million and its current liabilities exceeded current assets by $5.8 million. The Company may not be able to achieve the level of sales or contain its costs sufficiently to generate sufficient cash flow to fund its operations.

THE CURRENT ECONOMIC DOWNTURN HAS IMPACTED DEMAND FOR OUR PRODUCTS AND SERVICES
        AND MAY ADVERSELY AFFECT FUTURE REVENUE.

                  Recent economic indicators, including gross domestic product figures, reflect a slowdown in economic activity in the United States and Europe from prior periods. Many reports have indicated an even more significant decline in spending by corporations in the area of information technology, the overall market in which we participate. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions have resulted in decreased demand in our target market, and in particular, have increased the average length of our sales cycles and decreased the size of our license transactions. To the extent that the current downturn continues or increases in severity, or results in a similar downturn worldwide, we believe demand for our products and services, and therefore future revenue, will be reduced. Even if the current downturn improves, we cannot assure you that corporations will increase their information technology spending or that we will be able to maintain or improve revenue levels.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND IF
        OUR FUTURE RESULTS ARE BELOW THE EXPECTATIONS OF INVESTORS, THE PRICE OF OUR COMMON STOCK WOULD LIKELY DECLINE FURTHER.

         Our operating results have in the past and could in the future vary significantly from quarter to quarter. Our quarterly operating results are likely to be particularly affected by the number of customers licensing our products during any quarter and the size of such licensing transactions. Other factors that could affect our quarterly operating results include:

                  our ability to attract new customers and retain and sell additional products and services to current customers;

                  the announcement or introduction of new products or services by us or our competitors;

                  changes in the pricing of our products and services or those of our competitors;

                  variability in the mix of our product and services revenue in any quarter; and

                  the amount and timing of operating expenses and capital expenditures relating to the business.

         Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that, in some future periods, our revenue performance, expense levels, cash usage or other operating results will be below the expectations of investors. If this occurs, the price of our common stock might further decline.

OUR SALES CYCLE IS LENGTHY, WHICH COULD DELAY THE GROWTH OF OUR REVENUES AND
        INCREASE OUR EXPENDITURES.

         Our software and services are complex, and include some newer products and services that have only recently been released commercially. We may face significant delays in acceptance of our newer products and services. We will not be able to recognize any revenue during the period in which a potential customer evaluates whether or not to use these products and/or services, a period which could extend for 3 to 6 months and beyond. The decision of a customer to use any of our products or services may be expensive, time consuming and complex and may require a customer to make a significant commitment of resources. As a result, we will have to expend valuable time and resources to educate interested persons at all levels in these organizations on the use and benefits of our products and services. Our expenditure of substantial time and resources to persuade customers to use our products and services or an unexpectedly long sales and implementation cycle for them will have a negative impact on the timing of our revenues.

IMPLEMENTATION OF OUR PRODUCTS IS DIFFICULT, COSTLY AND TIME-CONSUMING, AND
         CUSTOMERS COULD BECOME DISSATISFIED IF THE IMPLEMENTATION REQUIRES MORE TIME, EXPENSE OR PERSONNEL THAN EXPECTED.

         Implementation of our products may be difficult, costly and time-consuming. Because we are one of the first companies to offer an applications suite for services organizations, many customers will be facing these implementation issues for the first time in the context of our software. Customers could become dissatisfied with our products if implementation requires more time, expense or personnel than they expected. Additionally, our losses could increase if, for customer satisfaction and reputational reasons, we do not bill our customers for time and expenses we incur in connection with these implementation issues, which would adversely affect our operating results.

         As part of the implementation, our products must integrate with many of our customers' existing computer systems and software programs. Integrating with a number of computer systems and software programs can be time-consuming and expensive and could lead to customer dissatisfaction and increased expenses.

NEW CUSTOMERS MAY NOT ACCEPT OUR SOFTWARE AND SERVICES.

         Before making any commitment to use our software and services, potential users will likely consider a wide range of issues, including service benefits, integration with legacy systems, potential capacity, functionality and reliability. Prospective users will generally need to change established project and resource management practices and operate their businesses in new ways. Because some of our products and services represent new, Internet-based approaches for most organizations, those persons responsible for the use or approval of our products and services for our customers will be addressing many new technical and project management issues for the first time. If our newer products and services are not attractive to potential customers, we will fail to generate significant new revenues from these newer products and services. In addition, if systems integrators fail to adopt and support our products and services as project and resource management tools, our ability to reach our target customers in this market may be diminished.

IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS OR PRODUCT ENHANCEMENTS ON A
         TIMELY BASIS, OR IF THE MARKET DOES NOT ACCEPT THESE PRODUCTS OR PRODUCT ENHANCEMENTS, OUR BUSINESS WILL SUFFER.

         The market for certain of our products and services is new and the markets for all of our products and services are likely to change rapidly. Our future success will depend on our ability to anticipate changing customer requirements effectively and in a timely manner and to offer products and services that meet these demands. The development of new or enhanced software products and services is a complex and uncertain process. We may experience design, development, testing and other difficulties that could delay or prevent the introduction of new products or product enhancements and could increase research and development costs. Further, we may experience delays in market acceptance of new products or product enhancements as we engage in marketing and education of our user base regarding the advantages and system requirements for the new products and services and as customers evaluate the advantages and disadvantages of upgrading to our new products or services.

WE DEPEND ON IMPLEMENTATION, MARKETING AND TECHNOLOGY RELATIONSHIPS; IF
         OUR CURRENT AND FUTURE RELATIONSHIPS ARE NOT SUCCESSFUL, OUR BUSINESS MIGHT BE HARMED.

                  We rely on implementation, marketing and technology relationships with a variety of companies. These implementation, marketing and technology relationships include relationships with consulting firms; and third-party vendors of software, such as BEA, Cognos, Intraspect, Changepoint, Concur, Microsoft and Oracle, whose products or technologies, such as reporting engines, search engines, application servers, databases and operating systems, we incorporate into or integrate with our products.

         We depend on these companies to recommend our products to customers, promote our products, provide our direct sales force with customer leads and provide enhanced functionality to our products. Some of these relationships are not documented in writing, or are governed by agreements that can be terminated by either party with little or no penalty or prior notice and do not provide for minimum payments to us. Companies with which we have an implementation, marketing or technology relationship may promote products or services of several different companies, including, in some cases, products or services that compete with our products and services. These companies may not devote adequate resources to selling or promoting our products and services. We may not be able to maintain these relationships or enter into additional relationships in the future.

WE MAY NOT BECOME PROFITABLE IF WE ARE UNABLE TO ADAPT OUR BUSINESS MODEL TO
         CHANGES IN OUR MARKET.

         If we are unable to anticipate changes in the market for project and resource management software and services, we may not be able to expand our business or successfully compete with other companies. Our current business model depends upon continuing to enhance and expand our project management and collaboration solutions. We may be required to further adapt our business model in response to additional changes in the professional services automation market, or if our current business model is not successful.

THERE IS COMPETITION IN OUR MARKET, WHICH COULD MAKE IT DIFFICULT TO ATTRACT
         CUSTOMERS, CAUSE US TO REDUCE PRICES AND RESULT IN REDUCED GROSS MARGINS OR LOSS OF MARKET SHARE.

         The market for our products and services is competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to increase in the future. Our products compete with products that have been developed by potential customers' in-house developers and IT departments and by a number of competitors offering products and services that vary in functionality. These include:

                  enterprise resource planning software companies such as Oracle, Peoplesoft, SAP and Siebel Systems;

                  developers of project management software; and

                  developers of professional services automation software.

         A number of companies offer products that provide some of the functionality of our products. We do not believe that any one company has a dominant position in our market as a whole. However, we may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our software continues to develop. We may not be able to compete successfully against current and future competitors.

IF WE FAIL TO MANAGE OUR GROWTH, OUR REVENUES MAY NOT INCREASE.  WE MAY INCUR
         ADDITIONAL LOSSES.

         Our expansion has placed, and will continue to place, significant strains on our infrastructure, management, internal controls and financial systems. Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate growth of our business, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to ensure that our financial and management controls, reporting systems and operating systems keep pace with growth of our business. We may encounter difficulties in developing and implementing required new systems. If we are unable to manage our growth effectively and maintain the quality of our products and services, our business may suffer.

IF WE ARE UNABLE TO HIRE AND RETAIN HIGHLY SKILLED PERSONNEL, WE WILL NOT
         BE ABLE TO GROW AND TO COMPETE EFFECTIVELY.

         Our future success will depend to a significant extent on our ability to attract and retain senior management, experienced sales and marketing personnel, software developers, qualified engineers and other highly skilled personnel. Competition for these highly skilled employees is intense. We may experience difficulty from time to time in hiring the personnel necessary to support the growth of our business.

ANY ACQUISITIONS OF TECHNOLOGIES, PRODUCTS OR BUSINESSES THAT WE MAKE MAY
         NOT BE SUCCESSFUL, MAY CAUSE US TO INCUR SUBSTANTIAL ADDITIONAL COSTS, AND MAY REQUIRE US TO INCUR INDEBTEDNESS OR TO ISSUE DEBT OR EQUITY SECURITIES ON TERMS THAT MAY NOT BE ATTRACTIVE.

         As part of our business strategy, we have in the recent past acquired or invested in technologies, products or businesses that were expected to be complementary to our business and may be complementary in the future. The process of integrating any future acquisitions could involve substantial risks for us, including:

                  unforeseen operating difficulties and expenditures;

                  difficulties in assimilation of acquired personnel, operations, technologies and products;

                  the need to manage a significantly larger and more geographically-dispersed business;

                  amortization of large amounts of goodwill and other intangible assets;

                  the diversion of management's attention away from ongoing development of our business or other business concerns;

                  the risks of loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and

                  the use of substantial amounts of our available cash or financial resources to consummate the acquisition.

         We may never achieve the benefits that we expect from the combination of the Opus360 and Legacy Artemis businesses or that we might anticipate from any future acquisition. If we make future acquisitions, we may issue shares of our capital stock that dilute other stockholders, incur debt, assume significant liabilities or create additional expenses related to amortizing goodwill and other intangible assets, any of which might reduce our reported earnings and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that materially dilute existing shareholders, restrict our business or impose costs on us that would reduce our net income or increase our net losses.

INTERNATIONAL ACTIVITIES EXPOSE US TO ADDITIONAL OPERATIONAL CHALLENGES THAT WE
         MIGHT NOT OTHERWISE FACE.

         In the year ended December 31, 2001, international revenue represented approximately 60% of total revenue. As we operate internationally, we are exposed to operational challenges that we would not face if we conducted our operations only in the United States. These include:

                  currency exchange rate fluctuations, particularly if we sell our products in denominations other than U.S. dollars;

                  longer sales cycles in international markets;

                  seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;

                  tariffs, export controls and other trade barriers;

                  difficulties in collecting accounts receivable in foreign countries;

                  the burdens of complying with a wide variety of foreign laws;

                  reduced protection for intellectual property rights in some countries, particularly in Asia; and the need to develop internationalized versions of our products and marketing and sales materials.

WE MAY BECOME SUBJECT TO BURDENSOME GOVERNMENT REGULATIONS AND LEGAL
         UNCERTAINTIES AFFECTING THE INTERNET, WHICH COULD INCREASE OUR EXPENSES OR LIMIT THE SCOPE OF OUR OPERATIONS.

         Legal uncertainties and new regulations relating to the use of the Internet could increase our cost of doing business, prevent us from delivering our products and services over the Internet or slow the growth of our business. To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment relating to the Internet is uncertain and may change. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues, which include:

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

         In addition, any imposition of state sales and use taxes imposed on the products and services sold over the Internet may decrease demand for products and services that we sell over the Internet. The U.S. Congress has passed legislation, which limits the ability of states to impose any new taxes on Internet-based transactions. If Congress does not renew this legislation, any subsequent imposition of state taxes on Internet-based transactions could limit the demand for our services or increase our expenses.

DEFECTS IN OUR PRODUCTS COULD RESULT IN LOSS OF OR DELAY IN REVENUE, FAILURE TO
         ACHIEVE MARKET ACCEPTANCE AND INCREASED COSTS.

         Products as complex as those we offer or are developing frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and increased costs to correct errors, any of which could significantly harm our business.

         Defects or errors could also result in tort or warranty claims. Warranty disclaimers and liability limitation clauses in our customer agreements may not be enforceable. Furthermore, our errors and omissions insurance may not adequately cover us for claims. If a court were to refuse to enforce the liability-limiting provisions of our contracts for any reason, or if liabilities arose that were not contractually limited or adequately covered by insurance, our business could be harmed.

WE MAY EXPERIENCE REDUCED REVENUE AND HARM TO OUR REPUTATION IF ANY SYSTEM
         FAILURES RESULT IN UNEXPECTED NETWORK INTERRUPTIONS.

         Any system failure that we may experience, including network, software or hardware failures, that causes an interruption in the delivery of our products and services or a decrease in responsiveness of our services could result in reduced use of our services and damage to our reputation. Our servers and software must be able to accommodate a high volume of traffic by organizations and individual users. There can be no assurance, however, that our systems will be able to accommodate our growth. We rely on third-party Internet service providers to provide our clients with access to our Internet-based services. We have experienced on several occasions service interruptions as a result of systems failures by these Internet service providers, which have lasted between four to eight hours. We believe that these interruptions will occur from time to time in the future. In addition, from time to time the speed of our system has been reduced as a result of increased traffic through our Internet service provider. We may not be able to expand and adapt our network infrastructure at a pace that will be commensurate with the additional traffic increases that we anticipate will occur.

IF WE FAIL TO PROTECT OUR PATENTS, COPYRIGHTS OR OTHER INTELLECTUAL
         PROPERTY RIGHTS, OTHER PARTIES COULD APPROPRIATE OUR PROPRIETARY PROPERTIES, INCLUDING OUR TECHNOLOGY.

         The technology and software we have developed which underlies our products and services is important to us. We do not have any patents relating to our technology and software and patents we apply for in the future may be successfully challenged. In general, to protect our proprietary technology and software, we rely on a combination of contractual provisions, confidentiality procedures and trade secrets. The unauthorized reproduction or other misappropriation of our intellectual property, including the technology on which our products and services are based, could enable third parties to benefit from our intellectual property without paying us. If this were to occur, our revenues would be reduced, and our competitors may be able to compete with us more effectively. The steps we have taken to protect our proprietary rights in our intellectual property may not be adequate to deter misappropriation of their use. We may not be able to detect unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. In addition, the validity, enforceability and scope of protection of intellectual property in Internet-related industries, is uncertain and still evolving. If we resort to legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive.

THIRD PARTIES MIGHT BRING INFRINGEMENT CLAIMS AGAINST US OR OUR CUSTOMERS THAT
         COULD HARM OUR BUSINESS.

         In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software industry. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services increasingly overlap with competitive offerings. In addition, as part of our product licenses, we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management's attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all.

WE MAY NOT BE ABLE TO ACCESS THIRD PARTY TECHNOLOGY, WHICH WE DEPEND UPON
         TO CONDUCT OUR BUSINESS AND AS A RESULT WE COULD EXPERIENCE DELAYS IN THE DEVELOPMENT AND INTRODUCTION OF NEW PRODUCTS AND SERVICES OR ENHANCEMENTS OF EXISTING PRODUCTS AND SERVICES.

         If we lose the ability to access third party technology which we use, are unable to gain access to additional products or are unable to integrate new technology with our existing systems, we could experience delays in our development and introduction of new products and services and related improvements or enhancements until equivalent or replacement technology can be accessed, if available, or developed internally, if feasible. If we experience these delays, our revenues could be substantially reduced. We license technology that is incorporated into our products and services from third parties. In light of the rapidly evolving nature of technology, we may increasingly need to rely on technology licensed to us by other vendors, including providers of development tools that will enable us to quickly adapt our technology to new products and services. Technology from our current or other vendors may not continue to be available to us on commercially reasonable terms, or at all.

DUE TO THE LOW TRADING PRICE OF OUR COMMON STOCK OVER RECENT PERIODS, OUR
         COMMON STOCK TRADES ON THE OVER-THE-COUNTER BULLETIN BOARD.

         Effective June 29, 2001, our Common Stock was delisted from the NASDAQ National Market and now trades on the Over-the-Counter Bulletin Board (Symbol AISC.OB). The Over-the-Counter Bulletin Board is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While we anticipate seeking to be relisted on the NASDAQ National Market at some time in the future, it is impossible at this time to predict when, if ever such application will be made or whether such application will be successful.

AS A RESULT OF THE SHARE EXCHANGE AGREEMENT, PROHA EFFECTIVELY CONTROLS ARTEMIS
         INTERNATIONAL. THIS WILL LIMIT YOUR ABILITY TO INFLUENCE
         CORPORATE MATTERS.

         As of November 20, 2001 Proha beneficially owns approximately 80% of our Common Stock. As a result, Proha controls the outcome of any corporate transaction or other matter submitted to Artemis International stockholders for approval, including share exchanges, consolidations and the sale of all or substantially all of Artemis International's assets, and also could prevent or cause a change in control. The interests of Proha may differ from the interests of Artemis International's other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire Artemis International because of this concentration of ownership.


THE MARKET PRICE FOR OUR COMMON STOCK IS VOLATILE AND COULD RESULT IN A DECLINE
         IN THE VALUE OF YOUR INVESTMENT.

         The market price of our common stock, like that of many other technology companies, is extremely volatile. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

                  variation in our quarterly operating results, including our inability to increase revenues;

                  announcements of new product or service offerings by us or our competitors;

                  announcement of new customer relationships by us or our competitors;

                  changes in market valuations of comparable companies;

                  additions to, or departures of, our executive officers; and

                  conditions and trends in the Internet and electronic commerce industries.

         Further, the stock exchanges and markets have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

WE ARE UNCERTAIN OF OUR ABILITY TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE
         CAPITAL NEEDS.

         We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months. However, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products and respond to competitive pressures. As of December 31, 2001, we had cash and cash equivalents of $5.1 million. As of that date, we had certain letters of credit secured by various assets of the Company. Additional financing may not be available on terms favorable to us, or at all. If we issue additional equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of the then existing holders of our common stock.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following consolidated financial statements, and the related notes thereto, of Artemis International Solutions and the Report of Independent Auditors are filed as a part of this Form 10-K.


                                                                                           PAGE
                                                                                          NUMBER
Independent Auditors' Reports and Reports of Independent Auditors                            32

Combined and Consolidated Balance Sheets as of December 31, 2001 and 2000                    37

Combined and Consolidated Statements of Operations for years ended December 31,
         2001 and March 31, 2000 and the nine months ended
         December 31, 2000 and 1999 (unaudited)                                              38

Combined and Consolidated Statements of Stockholders' Equity for years ended
         December 31, 2001 and March 31, 2000 and the nine months ended
         December 31, 2000 and 1999 (unaudited)                                              39

Combined and Consolidated Statements of Cash Flows for years ended December 31,
         2001 and March 31, 2000 and the nine months ended
         December 31, 2000 and 1999 (unaudited)                                              40

Notes to Combined and Consolidated Financial Statements                                   41-63

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
of Artemis International Solutions Corporation:

         We have audited the accompanying consolidated balance sheet of Artemis International Solutions Corporation and subsidiaries (the Company) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Artemis International Solutions and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and at December 31, 2001 the Company's current liabilities exceeded current assets by $5.8 million. These factors as described in Note 1 raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for business combinations.

/s/ KPMG LLP

New York, New York
April 10, 2002

                         Report of Independent Auditors

 Board of Directors
Artemis International Solutions Corporation:

         We have audited the accompanying consolidated balance sheet of Artemis International Solutions Corporation (formerly Artemis International Corporation) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and comprehensive income (loss) and cash flows for the year ended March 31, 2000 and the nine months ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Projektihallinto Proha Oy, a combined entity under common control, whose statements reflect total assets of $8,947,000 as of December 31, 2000 and total revenues of $1,928,000 for the period from August 24, 2000 (date of affiliation with the combined companies) through December 31, 2000. We did not audit the financial statements of Artemis International S.p.A., a combined entity under common control, which statements reflect total assets of $3,602,000 as of December 31, 2000 and total revenues of $495,000 for the period from December 1, 2000 (date of affiliation with combined companies) through December 31, 2000. We did not audit the financial statements of Intellisoft Oy and Accountor Oy, two separately held equity investments of the Company, for which the investments are recorded at $109,000 as of December 31, 2000 and equity in earnings of affiliates were $137,000 for the period from August 24, 2000 (date of affiliation with combined companies) through December 31, 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these entities, is based solely on the reports of the other auditors.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

         In our opinion, based on our audits and the reports of other auditors, the combined and consolidated financial statements referred to above present fairly, in all material respects, the combined and consolidated financial position of Artemis International Solutions Corporation at December 31, 2000, and the combined and consolidated results of its operations and its cash flows for the year ended March 31, 2000 and the nine months ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                               /s/ ERNST & YOUNG LLP

Denver, Colorado
June 29, 2001

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors of Proha Oyj



We have audited the accompanying combined profit and loss accounts for the period of August 24, 2000 to December 31, 2000 as well as the combined cash flows and the combined balance sheets as of December 31, 2000 representing an aggregation of financial information from the individual companies and operations of the Finnish Project Management business ("the PPOY Businesses") as defined in note 2 to the financial statements. These combined financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Finland and in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the PPOY Businesses as of December 31, 2000, and the results of their combined operations during the period of August 24, 2000 to December 31, 2000 on the basis described in note 2, in conformity with generally accepted accounting principles in Finland.

Generally accepted accounting principles in Finland vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for the period of August 24, 2000, to December 31, 2000 and capital and reserves as of December 31, 2000, to the extent summarized in note 22 to the combined financial statements.

Helsinki, July 2, 2001

KPMG WIDERTOY AB

Reino Tikkanen
Authorized Public Account

                           INDEPENDENT AUDITORS REPORT



To the Board of Directors of Proha Oyj

         We have audited the accompanying combined profit and loss accounts for the period of August 24, 2000 to December 31, 2000 as well as the combined cash flows and the combined balance sheets as of December 31, 2000 representing an aggregation of financial information from the individual companies and operations of the Financial Management ("the FM Businesses") as defined in note 2 to the financial statements. These combined financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards in Finland and in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the FM Businesses as of December 31, 2000, and the results of their combined operations during the period of August 24, 2000 to December 31, 2000 on the basis described in note 2, in conformity with generally accepted accounting principles in Finland.

         Generally accepted accounting principles in Finland vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for the period of August 24, 2000, to December 31, 2000 and capital and reserves as of December 31, 2000, to the extent summarized in note 21 to the combined financial statements.

Helsinki, July 2, 2001
KPMG WIDERI OY AB
Reino Tikkanen
Authorized Public Account

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
of Artemis International S.p.A.

1. We have audited the accompanying reporting package of Artemis International S.p.A. as of and for the one month period ended 31 December 2000. This reporting package is the responsibility of the Company's management. Our responsibility is to express an opinion on this reporting package based on our audit.

2. We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assessment about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

3. The accompanying reporting package has been prepared in conformity with the accounting instructions of Artemis International Corporation, the Company's parent, for use in preparing its consolidated financial statements. These instructions required to prepare the reporting package adopting accounting policies generally accepted in the United States. These instructions, which do not require presentation of footnote disclosure and a statement of cash flows, differ however from accounting principles generally accepted in the Unites States. Accordingly, the accompanying reporting package is not intended to present the Artemis International S.p.A.'s financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States.

4. The Company, in accordance with the Italian accounting practices, accounts for financial leases booking in the profit and loss as lease fees, the lease installments paid in the period without recording into the fixed assets the cost of the lease goods and without recording within liabilities the financial obligation toward the lease company. Had the Company accounted financial leases in accordance with Fas 13, fixed assets net of accumulated depreciation would have been euros 175 thousand higher, prepaid expenses euros 18 thousand lower, debts for financial leases euros 111 thousand higher, net equity at 31 December 2000 euros 46 thousand higher and no effect on the profit and loss.

5. In our opinion, the reporting package referred to above except for matter described in paragraph four, has been prepared for the purpose described in paragraph three, in all material respects, in conformity with the accounting instructions of Artemis International Corporation.


31 May 2001                                     K.P.M.G. S.p.A.
                                                Orazio Vagnessi
                                                Director of Audits

                   Artemis International Solutions Corporation

Item 1. Financial Statements

                   Artemis International Solutions Corporation
                    Combined and Consolidated Balance Sheets

                                                                   (Consolidated)   (Combined and Consolidated)
                                                                  December 31, 2001        December 31, 2000

                                                                    (In thousands, except share amounts)
Assets
Current assets:
  Cash                                                                 $   5,081            $   3,200
  Trade accounts receivable, less allowance for doubtful
     accounts of $223 at December 31, 2001 and $138 at
     December 31, 2000                                                    13,088               17,369
  Other accounts receivable                                                  952                1,235
  Short-term investments                                                       -                  250
  Prepaid expenses                                                         2,528                1,864
  Other current assets                                                       268                  155
                                                                       ---------            ---------
Total current assets                                                      21,917               24,073

Property and equipment, net of accumulated depreciation of $5,194
  at December 31, 2001 and $4,254 at December 31, 2000                     2,725                1,825
Goodwill, net of accumulated amortization of $12,464 at
  December 31, 2000                                                            -               38,746
Other intangible assets, net of amortization and writeoffs
  of $25,286 at December 31, 2001 and $2,284 at December 31, 2000         14,755               37,742
Investment in affiliates and other assets                                    796                1,102
                                                                       ---------            ---------
Total assets                                                           $  40,193            $ 103,488
                                                                       =========            =========

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                     $   5,262            $   5,088
  Accounts payable - parent company                                           30                2,050
  Short-term line of credit                                                1,062                  880
  Current portion of long-term debt                                        1,245                1,770
  Deferred revenue                                                         7,471                8,228
  Accrued liabilities                                                      5,954                4,035
  Accrued taxes                                                            6,059                3,543
  Other accrued liabilities and reserves                                     619                1,302
                                                                       ---------            ---------
Total current liabilities                                                 27,702               26,896

Deferred taxes                                                               547               10,918
Long-term debt, less current portion                                       1,421                3,776
Accrued pension and other liabilities                                        941                  898
                                                                       ---------            ---------
Total liabilities                                                         30,611               42,488
                                                                       ---------            ---------

Minority interest                                                              -                   95
Stockholders' equity:
  Preferred shares, $0.001 par value, 25,000,000 shares authorized             -                    -
  Common stock, $0.001 par value, 500,000,000 shares authorized,
    249,124,566 and 199,423,560 issued and outstanding, respectively         249                  199
  Investment in stock of parent company                                        -               (2,783)
  Additional paid-in capital                                              79,948               74,379
  Accumulated deficit                                                    (71,152)             (11,388)
  Accumulated other comprehensive income                                     537                  498
                                                                       ---------            ---------
Total stockholders' equity                                                 9,582               60,905
                                                                       ---------            ---------
Total liabilities and stockholders' equity                             $  40,193            $ 103,488
                                                                       =========            =========

    See accompanying notes to combined and consolidated financial statements

                   Artemis International Solutions Corporation
               Combined and Consolidated Statements of Operations
                    (in thousands except, per share amounts)

                                               For The Years Ended                For the Nine Months Ended
                                       ------------------------------------  -------------------------------------
                                                                                                     December 31,
                                                                                December 31,           1999
                                       December 31, 2001     March 31, 2000         2000           (unaudited)
                                       --------------------  --------------  ------------------  ----------------
Revenue:
   Software                                  $      15,105      $    18,297      $     12,134       $      13,149
   Support                                          15,512           11,557             9,121               8,657
   Services                                         37,029           19,449            13,567              14,729
                                         ------------------  --------------  ------------------  -----------------
Total Revenue                                       67,646           49,303            34,822              36,535

Cost of revenue:
   Software                                          2,522            1,497             1,157               1,112
   Support                                           6,705            5,249             4,212               3,906
   Services                                         23,870           13,565            10,170              10,190
                                         ------------------  --------------  ------------------  -----------------
                                                    33,097           20,311            15,539              15,208
                                         ------------------  --------------  ------------------  -----------------

Gross margin                                        34,549           28,992            19,283              21,327

Operating expenses
   Selling and marketing                            16,782           11,356             8,520               8,159
   Research and development                          9,894            7,894             8,271               5,835
   General and administrative                       10,879            4,774             4,039               3,804
   Amortization expense                             18,832            2,876             6,932               1,870
   Impairment charge                                43,430                -                 -                   -
   Management fees                                     806            2,050               976               1,553
   Acquisition costs                                   409                -             1,943                   -
                                         ------------------  --------------  ------------------  -----------------
                                                   101,032           28,950            30,681              21,221
                                         ------------------  --------------  ------------------  -----------------

Operating (loss) income                           (66,483)               42           (11,398)                106

Interest expense, net                                  826            1,151               801                 498
Equity in loss of unconsolidated
  affiliates                                           866             (165)              (30)               (135)
Other expense                                        1,176              562               252                 311
Foreign exchange loss                                  178                -                 -                   -
                                         ------------------  --------------  ------------------  -----------------
                                                     3,046            1,548             1,023                 674
                                         ------------------  --------------  ------------------  -----------------

Loss before income taxes                           (69,529)          (1,506)          (12,421)               (568)

Income tax expense (benefit)                        (9,670)          (2,566)           (1,691)                (58)
                                         ------------------  --------------  ------------------  -----------------
Income (loss) before minority interest             (59,859)           1,060           (10,730)               (510)

Minority interest in (earnings) losses
   of unconsolidated subsidiary                        95                 -               (67)                  -

                                         ------------------  --------------  ------------------  -----------------
Net income (loss)                           $      (59,764)     $     1,060     $    (10,797)        $       (510)
                                         ==================  ==============  ==================  =================

Net income (loss) per share:
        Basic                               $        (0.27)      $     0.01      $     (0.06)        $      (0.00)
        Diluted                             $        (0.27)      $     0.01      $     (0.06)        $      (0.00)

Weighted average common shares used in
   computing net income (loss) per share:
        Basic                                      220,394          185,638           192,221             185,283
        Diluted                                    220,394          188,129           192,221             185,283

    See accompanying notes to combined and consolidated financial statements

                   Artemis International Solutions Corporation
   Combined and Consolidated Statements of Stockholders' Equity (Deficit) and
                          Comprehensive Income (Loss)
                                December 31, 2001
                                 (in thousands)

                                                                  Investment                           Accumulated
                                                                  in Stock of Additional                  Other
                                          Series A Common Stock     Parent     Paid-in   Accumulated  Comprehensive
                                             Shares       Amount    Company    Capital     Deficit    Income (Loss)      Total
                                         --------------- -------- ----------- ---------- ------------ -------------- --------------
BALANCE MARCH 31, 1999                           185,312      185           -       (85)       (1,511)          (166)        (1,577)

Exercise of stock options                            326        -           -         4             -              -              4

Net income                                             -        -           -         -         1,060              -          1,060

Foreign currency translation adjustment                -        -           -         -             -           (483)          (483)
                                                                                                                     ---------------

Comprehensive income                                   -        -           -         -             -              -            577
                                         --------------- -------- ----------- ---------- ------------ -------------- --------------

BALANCE MARCH 31, 2000                           185,639      185           -       (81)         (451)          (649)          (996)

Contribution of Proha shares                           -        -      (3,787)    3,787             -              -              -

Sale of Proha shares                                   -        -       1,004       518             -              -          1,522

Exercise of stock options/warrants                 9,784       10           -       309             -              -            319

Stock bonuses                                      4,002        4           -       597             -              -            601
Capital contribution-expenses paid by
shareholder                                            -        -           -       329             -              -            329
Capital contribution-push-down purchase
accounting                                             -        -           -    68,920             -              -         68,920

Cash dividends                                         -        -           -         -         (140)              -          (140)

Net loss                                               -        -           -                (10,797)              -       (10,797)

Foreign currency translation adjustment                -        -           -                       -          1,147          1,147
                                                                                                                     ---------------

Comprehensive loss                                     -        -           -                       -              -         (9,650)
                                         --------------- -------- ----------- ---------- ------------ -------------- --------------

BALANCE DECEMBER 31, 2000                        199,424      199      (2,783)   74,379       (11,388)           498         60,905

Cancellation of stock in Proha                         -        -       2,783    (2,783)            -              -              -

Capital contributions-Proha                            -        -           -       425             -              -            425
Shares of Opus360 outstanding prior to

     reverse acquisition deemed acquired          49,701       50           -     7,927             -              -          7,977

Net Loss                                               -        -           -         -       (59,764)             -        (59,764)

Foreign currency translation adjustment                -        -           -         -             -             39             39
                                                                                                                     ---------------

Comprehensive loss                                                                                                          (59,725)
                                         --------------- -------- ----------- ---------- ------------ -------------- --------------

BALANCE DECEMBER 31, 2001                        249,125      249           -    79,948       (71,152)           537          9,582
                                         =============== ======== =========== ========== ============ ============== ===============


    See accompanying notes to combined and consolidated financial statements

                   Artemis International Solutions Corporation
               Combined and Consolidated Statements of Cash Flows

                                                            For The Years Ended                For the Nine Months Ended
                                                   ----------------------------------------------------------------------------
                                                                                                                 December 31,
                                                     December 31, 2001     March 31, 2000   December 31, 2000   1999 (unaudited)
                                                   --------------------- ----------------- ------------------- ----------------
Cash flow from operating activities:
  Net loss                                              $       (59,764)    $       1,060      $      (10,797)     $      (510)
  Adjustments to reconcile net income (loss) to
    net cash provided provided by operating
    activities:
       Depreciation and amortization                             22,380             3,444               7,613            3,756
      Minority interest                                             (95)                -                  67                -
      Capital contribution-expenses paid by
       shareholder                                                    -                 -                 329                -
      Issuance of stock bonuses to officer and
       other employees                                                -                 -                 601                -
       Equity in loss of unconsolidated affiliates                 (866)                -                   -                -
       Deferred income taxes and other                          (10,371)           (2,607)             (1,057)            (333)
       Loss on impaired assets                                   43,430                 -                   -                -
      Push-down of in-process research and
        development                                                   -                 -               2,326                -
       Changes in operating assets and liabilities                                                          -                -
           (Increase) decrease in accounts
             receivable                                           5,472              (372)                627             (208)
           (Increase) decrease in prepaid expenses
             and other assets                                      (527)               46                (29)             (568)
           Increase (decrease) in accounts payable
             and other liabilities                               (5,450)             (155)              2,452               49
           Increase (decrease) in deferred revenues              (2,779)             (276)              1,145             (961)

                                                   --------------------- ----------------- ------------------- ----------------
Net cash provided by (used in) operating activities              (8,570)            1,140               3,277            1,225
                                                   --------------------- ----------------- ------------------- ----------------

Cash flow from investing activities:
  Capital expenditures, net                                        (841)             (588)               (627)            (533)
  Increase in short-term investments                                  -                 -                 (24)               -
  Cash provided by former parent contribution of
   subsidiaries                                                   1,048                 -               1,477                -
  Cash provided from acquisitions                                14,535                 -                   -                -
  Investment in affiliates                                            -              (114)                146              138

                                                   --------------------- ----------------- ------------------- ----------------
Net cash provided by (used in) investing activities              14,742              (702)                972             (395)
                                                   --------------------- ----------------- ------------------- ----------------

Cash flow from financing activities:
  Proceeds from sale of parent company stock, net
    of tax                                                            -                 -               1,522                -
  Proceeds from exercise of stock options and
    warrants                                                          -                 -                 319                3
  Funding from debt and lines of credit                           2,747             4,623                 411               32
  Parent company dividends                                            -                 -                (140)               -
  Payments of debt and capital leases                            (6,496)           (4,897)             (4,104)            (200)
  Capital Contributions                                               -                 4                   -                -

                                                   --------------------- ----------------- ------------------- ----------------
Net cash used in (provided by) financing activities              (3,749)             (270)             (1,992)            (165)
                                                   --------------------- ----------------- ------------------- ----------------

Effect of exchange rate changes on cash                            (542)             (483)               (256)            (554)

                                                   --------------------- ----------------- ------------------- ----------------
Net increase (decrease) in cash                                   1,881              (315)              2,001              111

Cash at the beginning of the period                               3,200             1,514               1,199            1,514

                                                   --------------------- ----------------- ------------------- ----------------
Cash at the end of the period                            $        5,081     $       1,199       $       3,200     $      1,625
                                                   ===================== ================= =================== ================

    See accompanying notes to combined and consolidated financial statements

                   Artemis International Solutions Corporation

           Notes to the Combined and Consolidated Financial Statements

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

         Legacy Artemis is a developer and supplier of comprehensive, project and resource collaboration application software products and consulting services, with operations in 27 countries.

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

         On August 24, 2000, Legacy Artemis was acquired by Proha PLC ("Proha"), a Finnish corporation.

         Subsequent to December 31, 2000, Proha entered into one or more agreements to contribute its interests in the following entities to Legacy Artemis (the "Contributed Businesses"):

         - Projektihallinto Proha Oy (now known as Artemis Finland Oy) ("Artemis Finland"), a wholly owned Finnish subsidiary of Proha. This interest was held by Proha on the date (August 24, 2000) that Legacy Artemis was acquired by Proha and accounted for under the purchase method of accounting.

         - Minority interests of 19.9% in each of Accountor Oy and Intellisoft Oy, two other wholly owned Finnish subsidiaries of Proha. Proha held these interests on the date (August 24, 2000) that Legacy Artemis was acquired by Proha. These companies are included in the financial results of the Company under the equity method of accounting.

         - Majority interests in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl. These majority interests were acquired by Proha as of December 1, 2000. Prior to December 1, 2000, Legacy Artemis held minority interests in each of these entities, and they were accounted for under the equity method. After the purchase of the majority interests on December 1, 2000, each of these entities was wholly owned through the combined ownership interest of Proha and Legacy Artemis, except for Artemis International GMBH, which continued to be owned 43.2% by entities outside of the parent company controlled group.

         - Each of the Contributed Businesses is reflected as having been contributed by Proha as of the later of the date Legacy Artemis was acquired by Proha or the date these interests were under the control of Proha, Legacy Artemis' parent. Accordingly, results of Artemis Finland and the 19.9% minority interests in Accountor Oy and Intellisoft Oy have been included in the accompanying financial statements since August 24, 2000. The results of the majority interests in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl have been included in the accompanying financial statements as of December 1, 2000.

         - The financial statements as of and for the year ended December 31, 2001 are presented on a consolidated basis and on a combined and consolidated basis for the nine months ended December 31, 2000 and 1999 and the twelve months ended March 31, 2000.

(b) Basis of Presentation

         Accounting principles generally accepted in the United States require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions, Proha, the former shareholder of Legacy Artemis, will hold a majority interest in the Company, governing body and senior management in the combined company. Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 (which changed its name to Artemis International Solutions Corporation on November 20, 2001) remains the legal parent entity and the registrant for Securities and Exchange Commission ("SEC") reporting purposes.

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

         The Company's continued existence is dependent upon several factors including the Company's ability to sell and successfully implement its software solutions. The Company has experienced net losses in both the year ended December 31, 2001 and the nine months ended December 31, 2000. At December 31, 2001, the Company has an accumulated deficit of $71.2 million and its current liabilities exceeded current assets by $5.8 million. The Company may not be able to achieve the level of sales or contain its costs sufficiently to generate sufficient cash flow to fund its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Under the terms of a $1.8 million note payable, the Company is committed to make equal monthly principal reduction payments up to and until August 2003. Cash requirements through the end of fiscal year 2002 are primarily to fund operations at approximately the same levels as fiscal year 2001. In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund our operations or potential acquisitions, if any. The Company currently has no plans to affect any other offerings. The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company. The Company's inability to raise capital when needed could seriously harm the growth of the business and results of operations.

         The Company's near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions. The Company has also tasked its operating units to achieve a five percent year over year reduction in operating expenses. In addition, in the fourth quarter of fiscal year 2001, the Company took a number of actions to reduce on-going costs, including deferring development, marketing and sales support for its Workforce Procurement and Workforce Management product lines. Additionally, all operations were tasked to achieve a five percent year-over-year reduction in operating expenses. Worldwide staffing levels were reduced approximately 7 percent in support of this effort. At December 31, 2001, the Company had unused credit lines of up to $2.7 subject to maintaining certain receivables' aging and levels. At December 31, 2001, the Company's capacity based on these measures was approximately $1.8 million. Management feels that they have sufficient flexibility in fixed, semi-fixed and variable costs to fund its operations for the foreseeable future with the aforementioned sources of funds to continue as a going concern.

         The Company's consolidated financial statements has been prepared assuming that the Company will continue as a going concern based upon management's plans discussed above. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         All material intercompany transactions and balances have been eliminated in consolidation.

         The statement of operations for the nine months ended December 31, 1999 presented in the consolidated financial statements are unaudited, are presented for comparative purposes and have been prepared by the Company in accordance with accounting principles generally accepted in the United States. They reflect all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented.

(c) Reclassifications and restatements

         Certain prior period information has been reclassified to conform to the current period presentation.

         The financial statements of Legacy Artemis as of and for the nine months ended December 31, 2000 have been adjusted to give effect to the deferred tax liability resulting from the recording of non-deductible identifiable intangible assets related to the acquisition of Legacy Artemis by Proha on August 24, 2000 and the contribution of businesses to Legacy Artemis on December 1, 2000. This adjustment, which was not previously reflected in the financial statements of Legacy Artemis as of and for the nine months ended December 31, 2000, resulted in an increase in net goodwill and deferred tax liabilities as of December 31, 2000 of $13.7 million. The amortization of this additional goodwill resulted in an increase in amortization expense which was offset by an increase in the deferred income tax benefit of $1.1 million related to the reduction in the deferred tax liabilities as a result of the amortization of the identifiable intangible assets for the nine months ended December 31, 2000. The adjustment had no effect on stockholders' equity, working capital, net loss or basic and diluted net loss per share for the nine months ended December 31, 2000.

         Stockholders' equity and earnings per share amounts of Legacy Artemis have been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement for all periods presented. (See
Note 13)

(d) Principles of Consolidation

         The financial statements include the accounts of Artemis International Solutions Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, either individually or in concert with its parent, Proha, are accounted for using the equity method. Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee, are accounted for under the cost method of accounting.

(e) Use of Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding revenue recognition and the recoverability of goodwill and intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(f) Revenue Recognition

         The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition, as well as SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product generally is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Services revenue is recognized as the service is performed assuming that sufficient evidence exist to determine the fair value of the services. Maintenance and support revenue is recognized ratably over the maintenance term. If evidence of fair value does not exist for all elements of a license agreement and future maintenance and support or Postcontract Customer Support ("PCS") is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

(g) Cost of Revenues

         Cost of software revenue reflects primarily the manufacture expense and royalties to third party developers which are recognized generally upon delivery of the product or future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.

         Cost of support includes salaries paid to employees who provide first and second level support to clients and consultants which are recognized as the service are performed.

         The costs incurred for implementation, customer support and training of the Company's clients using internal or external resources are recorded as cost of services revenue which are recognized as the services are performed.

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

(i) Goodwill and Other Intangible Assets

         Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets primarily include intellectual property, trademarks, and core technology. In addition, goodwill of $30.7 million resulting from the acquisition of the Legacy Artemis by Proha on August 24, 2000 has been pushed down to the financial statements of Legacy Artemis, with an offsetting increase in additional paid-in capital. Identifiable intangible assets of $32.3 million resulting from the acquisition of the Company by Proha on August 24, 2000 has also been pushed down to Legacy Artemis, with an offsetting increase in additional paid-in capital. In addition, $2.3 million of the purchase price consisted of in-process research and development existing at August 24, 2000 that has been pushed down to Legacy Artemis' financial statements, and has been reflected in research and development expenses in the accompanying statement of operations for the nine months ended December 31, 2000. Goodwill and intangible assets of $10.2 million and $7.7 million, respectively, were recorded during the nine months ended December 31, 2000 as a result of the contribution by Proha to the Company of Proha's interests in Projektihallinto Proha Oy, Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl.

         The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The discount rate was estimated based on the implied rate of the transaction, the weighted average cost of capital and the percentage of completion at the acquisition date. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

         At the date the Company was acquired by Proha, the Company had two projects in development: Release 5 of the Company's Views product line and Portfolio Director. Neither of these projects was considered to have reached technological feasibility at the acquisition date. A $2.3 million charge for in-process research and development was included in Research and Development expense for the period ending December 31, 2000.

         Total identifiable intangible assets, net of accumulated amortization at December 31, 2001 and 2000 were as follows:


                         December 31,        December 31,
                            2001                 2000
                           -------              -------

   Customer base            $9,163              $25,662

   Current technologies      5,592                7,116

   In-place work force           -                4,964
                           -------              -------

                           $14,755              $37,742
                           =======              =======

Goodwill and other intangible assets are stated net of accumulated amortization and are amortized on a straight-line basis over their expected useful lives of five years. During the years ended December 31, 2001 and March 31, 2000 and the nine months ended December 31, 2000 and December 31, 1999 approximately $18.8 million, $2.9 million, $6.9 million and $1.9 million, respectively, of goodwill and intangible assets were amortized.

(j) Impairment of Long-Lived Assets

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

         During the fourth quarter of 2001, the Company evaluated the carrying values of its goodwill and intangible assets. An impairment charge of $43.4 million has been recorded in the year ending December 31, 2001. Specifically, the significant decline in business activity generally and software license revenues following the terrorist attacks on New York City and Washington, DC as well as the Company's fourth quarter period operating and cash flow losses required an adjustment to the carrying value of AISC's long-lived assets. Using discounted cash flow projections of expected returns from these assets, the Company has determined that the carrying value of its goodwill and intangible assets should be reduced to approximately $14.8 million.

(k) Translation of Foreign Currencies

         Artemis uses the U.S. dollar as it functional currency. Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. In accordance with SFAS 52, Translation of Foreign Currencies, translation adjustments are included as a component of stockholders' equity. Foreign currency remeasurement gains and losses are included in results of operations, and were not material for any period presented.

(l) Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse (See Note 9).

(m) Stock Based Compensation

         SFAS No. 123, Accounting for Stock-Based Compensation, permits entities to recognize as expense over the vesting period the fair value of all equity-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the provisions of APB Opinion No. 25 as amended by FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 (FIN 44).

(n) Segment Information

         The Company discloses information regarding segments in accordance with SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports (See
Note 10).

(o) Comprehensive Income

         The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in other comprehensive income until realized. Translation gains or losses are included in comprehensive income. The Company had approximately $1.1 million of comprehensive loss for the unaudited nine-month period ended December 31, 1999.

(p) Postemployment Benefits

         The Company records postemployment benefits in accordance with SFAS No. 87, Employers' Accounting for Pensions. The Company discloses postemployment benefits in accordance with SFAS No. 132, Employers' Accounting for Postemployment Benefits. SFAS No. 132 establishes standards for employers who provide benefits to former or inactive employees after employment but before retirement. Postemployment benefits include, but are not limited to, salary continuation, supplemental employment benefits and disability related benefits. At December 31, 2001 and December 31, 2000, the Company recognized obligations to provide postemployment benefits to former employees of approximately $0.3 million and $0.4 million, respectively.

(q) Basic and Diluted Net Loss per Share

         The Company calculates earnings per share in accordance with SFAS No. 128, Computation of Earnings Per Share. Accordingly, basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

 (r) Software Development Costs

         The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software products has been established, computer software development costs are capitalized and reported at the lower of amortized cost or net realizable value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method of amortization over a period not to exceed three years. Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, during the years ended March 31, 2000 and December 31, 2001 and the nine months ended December 31, 2000, no software costs have been capitalized.

(s) Recent Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         Artemis has adopted the provisions of Statement 141 for the July 31, 2001 combination of Opus360 and Artemis and will adopt Statement 142 for reporting periods after December 15, 2001. Any goodwill and intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature until the adoption of Statement 142 on January 1, 2002. Statement 141 requires that negative goodwill be allocated on a pro-rata basis to non-current assets to the extent available with any remainder recognized as extraordinary gain. In connection with the adoption of Statement 141, the Company applied the provisions of this statement to its acquisition of OPUS which resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of the Company's non-current assets. The current period income statement impact of this adoption was approximately $0.6 million. See note 2 to the combined and consolidated financial statements for a description of the OPUS acquisition.

         Statement 141 will require upon adoption of Statement 142, that Artemis continue to evaluate its existing intangible assets for impairment. Upon adoption of Statement 142, Artemis will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. To the extent an intangible asset is identified as having an indefinite useful life, Artemis will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. The Company continues to evaluate what effect, if any, adoption of Statement 142 will have on its financial position and results of operations.

         In August 2001, the Financial Accounting Standards Board, issued Financial Accounting Standards No. 144, or SFAS 144, Accounting for the Impairment of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company does not anticipate that its evaluation of long-lived assets and long-lived assets to be disposed of for impairment in accordance with this standard will have a material impact.

NOTE 2.  ACQUISITIONS

         In April 2001, Opus360 and Proha Plc ("Proha"), a Finnish corporation, entered into a Share Exchange Agreement ("Agreement") pursuant to which, upon completion of the transactions contemplated under the agreement, Opus360 would exchange 80% of its authorized common stock for all the capital stock of Artemis Acquisition Corporation ("Legacy Artemis"), a Delaware corporation and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

         The transaction was structured in two steps since the number of authorized Opus360 shares needed to be increased to allow for the issuance of a total amount of 199 million new shares to Proha in satisfaction of the 80% requirement. Despite its two step structure, the transaction was accounted for upon the consummation of the first closing because Proha gained a majority controlling interest and the voting agreements discussed below effectively "locked in" the second step.

         In connection with the Share Exchange Agreement, Proha entered into two voting agreements, one with Ari Horowitz and one with Opus360. Pursuant to these agreements, Ari Horowitz agreed among other things to cause all of his 3,333,351 shares of Opus360 common stock to be cast in favor of the second closing. Also, Proha has agreed among other things to cause all its 73,938,702 shares of Opus360's common stock to be cast in favor of the second closing.

         As a result of the agreements, there were commitments to vote in favor of the second closing representing approximately 62.44% of the outstanding common stock. Accordingly, the transaction was not treated as a step acquisition since Proha obtained a majority controlling and voting interest upon consummation of the first closing.

         On July 31, 2001, Opus360 consummated the first phase of the transaction contemplated by the Share Exchange Agreement. In connection with this Agreement, the OPUS360 acquired all of the capital stock of Legacy Artemis, a wholly owned subsidiary of Proha, in exchange for approximately 74 million shares of the Opus360's common stock. As a result of this exchange, Proha obtained a controlling ownership and management interest in Opus360. Accordingly, the transaction was accounted for as a reverse acquisition with Legacy Artemis treated as the accounting acquirer and accounted for under the purchase method of accounting in accordance with the provisions of SFAS 141. The second closing was completed November 20, 2001 by Opus360's filing of a Definitive Proxy Statement with the SEC containing the required disclosures and financial information of the combined and consolidated companies. At the second closing, Opus360 delivered approximately 125 million additional shares of the Opus360's common stock in return for the delivery by Proha of 19.9% of the outstanding shares of the two Proha subsidiaries. Upon completion of the second closing, Proha owns approximately 80% of the post-transaction outstanding common stock of the Company.

         The purchase price was determined using 80% of the market value (market capitalization) of Opus360's interest in the combined post business combination entity, using the five day average closing share price of the Opus 360 common stock for the two days prior to, the day of, and the two days subsequent to the announcement and approval of the transaction, April 11, 2001. The assets acquired and liabilities assumed from Opus360, as the acquired entity, were recorded at their fair values at July 31, 2001.

         The excess of the fair values of the identifiable net assets over the purchase price was treated as negative goodwill. Negative goodwill was applied to reduce the assigned value of non-current assets.

                                                                                                       Purchase
                                                                                                    Price Allocation
Outstanding shares prior to Share Exchange Transaction..................................                      49,857
Average closing price...................................................................                       $0.20
Market value............................................................................                      $9,971

Market value issued to acquiror per Share Exchange Agreement (80%)                                            $7,977
Fair value of net assets acquired.......................................................                     $19,224
Excess of fair market value of net assets acquired over market value                                         $11,247
    Less acquisition costs                                                                                       747
Negative goodwill allocated.............................................................                     $10,500
                                                                                                    =================

         The book value of net assets acquired at July 31, 2001 approximates fair market value as the current assets and liabilities are liquid in nature and the other long-term assets principally relate to recently acquired computer equipment and software. Fair market value of net assets acquired principally consisted of the following:

Cash.....................................................................................                     $13,555
Prepaid expenses and other current assets................................................                       1,269
Property, plant and equipment............................................................                       7,631
Other assets
  Purchased software......................................................            2,036
  Capitalized software....................................................            2,214
  Other assets............................................................              782
                                                                             ---------------
                                   Subtotal                                           5,032
                                                                             ---------------


Total assets.............................................................................                      27,487
Current liabilities......................................................................                     (8,194)
Other liabilities........................................................................                        (69)
                                                                                                    -----------------
Net assets...............................................................................                     $19,224
                                                                                                    =================

Purchase Price Allocation:

Negative goodwill of approximately $10.5 million has been allocated on a pro-rata basis to property and equipment ($6.3 million), purchased software ($1.5 million), capitalized software ($1.9 million) and other asset ($0.6 million).

Pro forma information:

         The following unaudited pro forma combined condensed financial data combine the historical combined and consolidated statements of operations of Legacy Artemis and Opus360, giving effect to the Share Exchange Transaction using the purchase method of accounting. The historical statements of operations for Legacy Artemis and Opus360 have been adjusted to conform the pro-forma financial statement presentation of the combined companies. The pro forma combined condensed financial data for the years ended December 31, 2001 and 2000 and the nine month period ended December 31, 2000, respectively reflect the transaction as if it had occurred on January 1, 2000.

                For the Year Ended       For the Year Ended
                 December 31, 2001       December 31, 2000
Revenue               69,372                   77,858

Net Loss             (80,956)                 (71,905)

Loss per Share        ($0.32)                  ($0.29)

         On August 24, 2000 Proha purchased all of the outstanding stock of Legacy Artemis. The purchase was structured as a share exchange whereby Proha issued shares of its publicly traded (Helsinki Exchange) common stock to Legacy Artemis' equity holders in exchange for all of Legacy Artemis' stock. The purchase price was $50 million, less post-closing adjustments of approximately $6 million. The amount of the purchase price adjustments was determined subsequent to the effective date of the transaction, and as a result, Legacy Artemis' former shareholders were required to contribute to Legacy Artemis $6,011,000 of the Proha stock. These contributions have been recorded on a net of taxes basis, as additional paid-in capital and as an offsetting reduction in stockholders' equity, similar to treasury stock, as an investment in the stock of the parent company. Subsequent to the receipt of the Proha shares, Legacy Artemis sold a portion of these shares, resulting in a gain of $518,000, net of taxes of $304,000, which has been recorded as additional paid-in capital. At December 31, 2000, the Company held 392,036 shares of Proha, recorded at $2,783,000, net of deferred income taxes of $1,634,000. In 2001, the Company's parent, Proha cancelled these shares, which were treated as a reduction of additional paid in capital.

         As a result of the transaction and adjustment of approximately $15 million of additional goodwill related to the effect of the deferred tax liability resulting from the recording of non-deductible identifiable intangible assets related to the transaction (note 1c), Legacy Artemis recorded goodwill of approximately $33.5 million with a corresponding increase in additional paid-in capital. Legacy Artemis also recorded approximately $32.3 million of intangible assets and $2.3 million of in-process research and development.

NOTE 3. ACCOUNTS RECEIVABLE, NET:

         At December 31 2001 and 2000 the breakdown of accounts receivable was as follows:


                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------

Billed trade receivables                  $       13,311       $      17,507

Less allowance for doubtful receivables             (223)               (138)
                                         ----------------     ----------------

     Net Trade Accounts Receivable        $       13,088       $      17,369
                                         ================     ================

Changes in the allowance for doubtful receivables were as follows:

                                            Year ended         Nine Months Ended
                                         December 31, 2001     December 31, 2000
                                         -----------------     -----------------

Beginning balance                         $         (138)      $        (143)
Provision for doubtful receivables                  (140)                (31)
Write-offs                                            55                  36
                                         ----------------     -----------------

Ending balance                            $         (223)      $        (138)
                                         ================     =================

NOTE 4. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                               December 31,       December 31,
                                                   2001               2000
                                                 -------             -------
Computer hardware and software                   $ 5,452             $ 4,115
Computer software                                  1,598                 902
Leasehold improvements                               354                 281
Furniture and fixtures                               409                 692
Other                                                108                  89
                                                 -------             -------
                                                   7,921               6,079
Less accumulated depreciation                     (5,194)             (4,254)
                                                 -------             -------

     Total                                       $ 2,725             $ 1,825
                                                 =======             =======



         Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method of the estimated useful lives of the various asset classes. Useful lives of computer hardware and software, leasehold improvements, and furniture and fixtures are three years, five years and five years, respectively.

NOTE 5. DEBT

         Foothill Capital has extended a combination of Note Payable and a Line of Credit totaling approximately $4.5 million (the "Foothill Facility"). This combined facility bears interest at the prime rate plus 2%, but not less than 9%, and is due in full on August 1, 2003. Borrowings under the Foothill Facility are secured by Foothill's security interest in the Company's accounts receivable, equipment, general intangibles, inventories, negotiable collateral, and any other assets that come into the possession of the Company. Borrowings under the Line of Credit are subject to maintenance of certain covenants including minimum current ratio, tangible net worth, trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization, coverage of interest and principal payments and capital expenditure limitations. At December 31, 2001, Foothill had waived any of the covenants that were not in compliance for one quarter. The absolute level of borrowings under the Line of Credit is limited by the level and quality of accounts receivable. At December 31, 2001, there was $1.8 million drawn under the Note Payable portion of the Foothill Facility.

         At December 31, 2001, Bank Societe Generale term loan due through December 31, 2003, was not in compliance with certain covenants of its overdraft facility. The Bank has waived these requirements for a period of twelve months.

                                                                                       December 31, December 31,
                                                                                          2001         2000
                                                                                       ------------ ------------
Note payable, line of credit, due to Foothills Capital Corporation.  Interest rate
of prime plus 2.00% (11.5% at December 31, 2000 and 9% at December 31, 2001)              $ 1,766         $ 5,325

Note payable to Proha Plc.  Interest rate of 4% annually which is payable on
demand                                                                                        423               -

Finland government installment loans, average effective interest rate of 4.19%
payable through September 25, 2006                                                            161             221

Bank Societe Generale term loan due through December 31, 2003, average effective
interest rate of 4.32% for 2001                                                               173               -

Other short term liabilities                                                                  143               -
                                                                                          -------         -------
   Total                                                                                    2,666           5,546
   Less: current portion of long term debt                                                 (1,245)         (1,770)
                                                                                          -------         -------
   Long term debt, less current portion                                                   $ 1,421         $ 3,776
                                                                                          -------         -------

Interest paid for the twelve months ended December 31 2001 and March 31, 2000 and the nine months ended December 31, 2000 and December 31, 1999 was approximately $0.8 million, $1.0 million, $0.9 million and $0.5 million, respectively.

NOTE 6. COMMITMENTS

Leases:

         The Company leases certain facilities and equipment under non-cancelable operating lease agreements. Rent expense for the twelve months ended December 31 2001, March 31, 2000 and the nine months ended December 31, 2000 and 1999 was approximately $3.2 million, $2.0 million, $2.1 million and $1.7, respectively.

         Future minimum rental commitments for the operating leases are as follows:

2002........................................................  $4,251
2003........................................................   2,938
2004........................................................     713
2005........................................................     169
2006........................................................      47
                                                              -------
Total lease payments........................................  $8,118

NOTE 7. BASIC AND DILUTED NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                             For The Years Ended                For the Nine Months Ended
                                                                                             December 31,         December 31,
                                                  December 31, 2001      March 31, 2000          2000                 1999
                                                  -----------------      --------------      ------------         ------------
Numerator:
   Net income (loss)                                $   (59,764)           $   1,060           $ (10,797)           $    (510)
                                                    ===========            =========           =========            =========

Denominator:
   Basic income (loss) per share weighted
average shares                                          220,394              185,638             192,221              185,283
                                                    ===========            =========           =========            =========


Dilutive effect of options and warrants                       -                2,491                   -                    -

Diluted income (loss) per share weighted
average shares                                          220,394              188,129             192,221              185,283
                                                    ===========            =========           =========            =========

Basic and diluted net income (loss) per
share                                                     (0.27)                0.01               (0.06)               (0.00)
                                                    ===========            =========           =========            =========

         Diluted net loss for the twelve months ended December 31, 2001 and the nine months ended December 31, 2000 does not include the effect of options and warrants to purchase 15,714,000 and 150,665,000 shares of common stock, respectively, since their effect would be anti-dilutive.

         Basic and diluted loss per share for all periods are computed by retroactively restating the shares outstanding at the assumed exchange rate for shares issued to Proha in two tranches in connection with the transactions contemplated under the Share Exchange Agreement. The 199,423,560 shares reflect the issuance to Proha of 73,938,702 shares on July 31, 2001 and of 125,484,858 shares on November 20, 2001. The weighted average shares outstanding for the year ended December 31, 2001 include 49,701,000 shares that were issued and outstanding to the former shareholders of Opus360 from the date of the first closing on July 31, 2001.

NOTE 8. BENEFIT PLANS

         The Company has a defined contribution plan ("the Plan") which qualifies under section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan covers all U.S. employees. Employees may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan during the years ended December 31, 2001 and March 31, 2000, the nine months ended December 31, 2000 and December 31, 1999 approximated $.1 million in all four periods.

         The Company has a defined benefit pension plan covering employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee's annual salary. Company contributions to the Plan during the years ended December 31, 2001 and March 31, 2000, the nine months ended December 31, 2000 and December 31, 1999 were $.1, $.2, $.1, and $.5 million, respectively.

Net defined benefit pension cost included the following components:

                                                           Year ended         Nine Months Ended           Year Ended
                                                        December 31, 2001     December 31, 2000         March 31, 2000
                                                       ------------------     -----------------         --------------
Service cost (benefits earned during the year).....       $       180            $      169                   $    265
Interest cost on projected benefit obligation......               320                   232                        297
Expected return on plan assets.....................              (374)                 (260)                      (346)
Unrecognized net gain..............................                 -                     -                          -
                                                          -----------            ----------               ------------
Net pension cost...................................       $       126            $      141               $        216
                                                          ===========            ==========               ============

         The assumptions used for the March 31, 2000, December 31, 2001 and the December 31, 2000 defined benefit plan were a discount rate of 6%, increase in future compensation levels of 5%, and an expected annual rate of return on plan assets of 8%.

         The funded status of the defined benefit plan was as follows:


                                         December 31, 2001    December 31, 2000
                                         -----------------    -----------------

Projected benefit obligation........            $  (5,022)            $  (5,399)
Plan assets at fair value...........                4,167                 4,493
Company contributions...............                  149                   115
Participant contributions...........                  120                   102
Benefits paid.......................                  (30)                  (12)
Unrecognized loss...................                  260                   311
                                                ---------              --------
Funded status.......................            $    (356)             $   (390)
                                                =========             =========


NOTE 9. INCOME TAXES

         Deferred income tax balances reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the deferred tax provision, which arise from temporary differences between financial and tax reporting, are presented below:


                     For the Year       For the Nine Months     For the Year
                  Ended December 31,    Ended December 31,     Ended March 31,
                         2001                  2000                 2000
                 --------------------   --------------------  ------------------

Current                  $    702            $   (634)           $     41

Deferred taxes            (10,372)             (1,057)             (2,607)
                         --------            --------            --------

Total benefit            $ (9,670)           $ (1,691)           $ (2,566)
                         ========            ========            ========

The difference between the total expected tax expense (benefit) (using the statutory rate of 34%) and tax expense for the year ended December 31, 2001 and the nine months ended December 31, 2000 is accounted for as follows (in thousands):

                                                      For the Year         For the Nine Months       For the Year
                                                   Ended December 31,      Ended December 31,       Ended March 31,
                                                          2001                    2000                   2000
                                                  ----------------------   --------------------   --------------------
Expected federal income tax benefit
   at statutory rate of 34%                             $       (23,460)         $      (4,223)          $       (517)
Effect of permanent differences                                  11,550                    955                    730
State income tax (benefit) expense net of federal
   benefit                                                       (1,248)                  (107)                    94
Push down of in-process research and development
   for which no benefit was received                                  -                    790                      -
Utilization of foreign loss carryforwards                             -                      -                   (659)
Acquired temporary differences                                   (6,646)                     -                      -
Other                                                               489                    191                   (311)
Change in valuation allowance                                     9,380                    101                 (1,614)
Foreign tax differential                                            265                    602                   (289)
                                                  ----------------------   --------------------   --------------------

Income tax benefit                                      $        (9,670)         $      (1,691)         $      (2,566)
                                                  ======================   ====================   ====================

         Loss before income taxes is as follows:

                                                    For the Year         For the Nine Months        For the Year
                                                 Ended December 31,      Ended December 31,       Ended March 31,
                                                        2001                    2000                    2000
                                                ----------------------   --------------------   ---------------------
Domestic                                              $      (63,325)         $     (11,318)          $      (2,307)

Foreign                                                       (6,204)                (1,103)                     801
                                                ----------------------   --------------------   ---------------------
Total loss before income taxes and minority
interest                                              $      (69,529)         $     (12,421)          $      (1,506)
                                                ======================   ====================   =====================

         The components of the net accumulated deferred income taxes assets/(liabilities) as of December 31, 2001 and 2000 are as follows:

                                                    December 31,            December 31,
                                                        2001                    2000
                                                ----------------------   --------------------
Deferred Tax Assets:
     Net Operating Loss                                 $       8,850            $       807
     Stock option expense                                       2,129                      -
     Accumulated depreciation                                   1,160                  1,177
     Accumulated amortization                                     981                      -
     Expenses based on issue of stock options                     752                      -
     Allowance for doubtful accounts                              449                     17
     Accrued expenses                                             326                    258
     Deferred maintenance revenue                                   1                      1
     Accrued bonuses                                                6                      -
     Accrued vacation                                              16                     14
     Other                                                          -                     20
                                                ----------------------   --------------------

Deferred Tax Assets                                            14,670                  2,294
Deferred Tax Liabilities                                       (5,543)               (12,918)
Valuation Allowance                                            (9,674)                  (294)
                                                ----------------------   --------------------

Net deferred tax liability                              $        (547)         $     (10,918)
                                                ======================   ====================


Income taxes paid for the twelve months ended December 31 2001 and March 31, 2000 and the nine months ended December 31, 2000 and December 31, 1999 were less than $0.1 million for each of the reporting periods.

NOTE 10: SEGMENT AND GEOGRAPHIC INFORMATION

         The Company's chief operating decision maker reviews on a country basis, revenue and cost of revenue based upon the nature of the services, for purposes of assessing financial performance and making operating decisions. The Company has changed its segment reporting in the current period to align its segment reporting with how management operates its businesses. Previously the Company reported its segments as "Training and Consulting" and "Software License Sales and Other Recurring Services." The Company is principally engaged in the design, development, marketing, licensing and support of integrated project and resource collaboration solutions operating on a diverse range of hardware platforms and operating systems.

         The following table presents information about the Company's operations by geographic area for the twelve months ended December 31, 2001 and March 31, 2000 and nine months ended December 31, 2000 and December 31, 1999:

Twelve Months Ended December 31, 2001
                              US        UK      Japan     France    Germany    Italy   Finland   Asia   Elimination   Total
                         -------------------------------------------------------------------------------------------------------
Revenue
  Software               $  3,795   $  3,528  $  1,875  $  2,007  $    925   $  1,681  $  2,054   $    341   $ (1,101)  $ 15,105
  Support                   5,814      3,173     1,907     2,131       952        767     1,621        143       (996)    15,512
  Services                 16,974      2,954     3,465     3,673     1,325      4,020     3,702      1,153       (237)    37,029
                         -------------------------------------------------------------------------------------------------------
Total Revenue            $ 26,583   $  9,655  $  7,247  $  7,811  $  3,202   $  6,468  $  7,377   $  1,637   $ (2,334)  $ 67,646

Cost of revenue:
  Software               $    179   $    281  $    767  $    317  $     43   $     55  $    819   $     61          -   $  2,522
  Support                   2,195      1,204     1,586       812         -        520       409        (21)         -      6,705
  Services                 10,339      1,576     2,273     3,426        51      2,966     2,814        425          -     23,870
                         -------------------------------------------------------------------------------------------------------
Total cost of revenue    $ 12,713      3,061  $  4,626  $  4,555  $     94   $  3,541  $  4,042   $    465          -   $ 33,097

                         -------------------------------------------------------------------------------------------------------
Operating income (loss)  $(63,680)  $     96  $     62  $    724  $   (161)  $  1,705  $ (2,202)  $   (693)  $ (2,234)  $(66,483)
                         -------------------------------------------------------------------------------------------------------

Nine Months Ended December 31, 2000

                              US        UK      Japan     France    Germany    Italy   Finland   Asia   Elimination   Total
                         -------------------------------------------------------------------------------------------------------
Revenue
  Software               $  5,994   $  3,223  $  1,865  $    329   $    170   $    173  $    560     -  $   (180)  $ 12,134
  Support                   4,314      2,558     1,709       160        127         52       362     -      (161)     9,121
  Services                  6,515      2,418     2,997       343         60        270     1,006     -       (42)    13,567
                         -------------------------------------------------------------------------------------------------------
Total Revenue            $ 16,823   $  8,199  $  6,571  $    832   $    357   $    495  $  1,928   $ -  $   (383)  $ 34,822

Cost of revenue:
  Software               $    405   $     10  $    639  $    (39)  $    (43)  $     47  $    138     -         -   $  1,157
  Support                   1,649        985     1,366        60         30         38        84     -         -      4,212
  Services                  4,494      2,123     2,294       320         52        209       678     -         -     10,170
                         -------------------------------------------------------------------------------------------------------
Total cost of revenue    $  6,548   $  3,118  $  4,299  $    341   $     39   $    294  $    900   $ -        $-   $ 15,539

                         -------------------------------------------------------------------------------------------------------
Operating income (loss)  $(11,297)  $    415  $    127  $    185   $    183   $    106  $   (734)  $ -  $   (383)  $(11,398)
                         -------------------------------------------------------------------------------------------------------

Twelve Months Ended March 31, 2000

                              US        UK      Japan     France    Germany    Italy   Finland   Asia   Elimination   Total
                           ----------------------------------------------------------------------------------------------------
Revenue
  Software                  $ 10,243      $  4,810     $  3,244     $ -     $ -      $ -     $ -     $ -     $ -     $ 18,297
  Support                      5,469         3,810        2,278       -       -        -       -       -       -       11,557
  Services                    10,244         3,501        5,704       -       -        -       -       -       -       19,449
                         -------------------------------------------------------------------------------------------------------
Total Revenue               $ 25,956      $ 12,121     $ 11,226     $ -     $ -      $ -     $ -     $ -     $ -     $ 49,303

Cost of revenue:
  Software                  $    754      $    189     $    554     $ -     $ -      $ -     $ -     $ -     $ -     $  1,497
  Support                      2,219         1,544        1,486       -       -        -       -       -       -        5,249
  Services                     6,062         2,180        5,323       -       -        -       -       -       -       13,565
                         -------------------------------------------------------------------------------------------------------
Total cost of revenue       $  9,035      $  3,913     $  7,363     $ -     $ -      $ -     $ -     $ -     $ -     $ 20,311

                         -------------------------------------------------------------------------------------------------------
Operating income (loss)     $ (2,522)     $  1,793     $    771     $ -     $ -      $ -     $ -     $ -     $ -     $     42
                         -------------------------------------------------------------------------------------------------------


Nine Months Ended December 31, 1999
(unaudited)
                              US        UK      Japan     France    Germany    Italy   Finland   Asia   Elimination   Total
                           ----------------------------------------------------------------------------------------------------
Revenue
  Software                  $  6,973      $  3,852     $  2,324     $ -     $ -     $ -     $ -     $ -     $ -     $ 13,149
  Support                      4,165         2,847        1,645       -       -       -       -       -       -        8,657
  Services                     7,952         2,527        4,250       -       -       -       -       -       -       14,729
                           ----------------------------------------------------------------------------------------------------
Total Revenue               $ 19,090      $  9,226     $  8,219     $ -     $ -     $ -     $ -     $ -     $ -     $ 36,535

Cost of revenue:
  Software                  $    576      $    133     $    403     $ -     $ -     $ -     $ -     $ -     $ -     $  1,112
  Support                      1,657         1,163        1,086       -       -       -       -       -       -        3,906
  Services                     4,678         1,595        3,917       -       -       -       -       -       -       10,190
                           ----------------------------------------------------------------------------------------------------
Total cost of revenue       $  6,911      $  2,891     $  5,406     $ -     $ -     $ -     $ -     $ -     $ -     $ 15,208

                           ----------------------------------------------------------------------------------------------------
Operating income (loss)     $ (1,759)     $  1,347     $    518     $ -     $ -     $ -     $ -     $ -     $ -     $    106
                           ----------------------------------------------------------------------------------------------------


                                   December 31,                December 31,
                                      2001                        2000
                                ------------------          ------------------
Identifiable Assets
  USA (including corporate)           $    47,271                 $    87,892
  United Kingdom                            5,458                       9,997
  Japan                                     2,892                       3,492
  France                                    3,246                       5,275
  Other                                     8,779                      16,976
  Eliminations                            (27,453)                    (20,144)

                                ------------------          ------------------
Consolidated                             $40,193                     $103,488
                                ------------------          ------------------


NOTE 11. RELATED PARTY TRANSACTIONS

      Prior to August 2000, Legacy Artemis had entered into a management agreement with Gores Technology Group ("Gores".) The management agreement called for Gores to provide certain management services to Legacy Artemis. In August 2000, Legacy Artemis entered into a management agreement with Proha pursuant to which Proha is required to provide certain management services to Legacy Artemis. Management fees incurred and paid for the years ended December 31, 2001 and March 31 2000 and the nine months ended December 2000 and December 31, 1999 were approximately $0.8 million, $2.0 million, $1.0 million and $1.6 million, respectively. On August 24, 2000, Legacy Artemis terminated the agreement with Gores in conjunction with its acquisition by Proha. In connection with the Share Exchange Agreement, the management agreement with Proha was terminated.

          At December 31, 2001 and 2000, the Company had other receivables and payables of $.2 and $.4 million and $0.0 and $2.0 million, respectively, to Proha, who holds approximately 80% of the Company's outstanding Common Stock.

         At December 31 2001 and 2000, the Company maintained the following equity holdings in joint ventures which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands which are accounted for under the cost method. The Company records its equity interest in losses first to the investment balance, then against loans or advances.
(See Note 11)

December 31,2001:
                                                                      Total       Net Income       Total         Artemis
                                        Percent      Investment      Revenue        (Loss)         Assets      Receivable
                                      ------------- -------------- ------------  -------------- ------------- --------------
Metier Scandinavia AS (Norway)            9.9%            $    44     $  3,035         $   415      $  3,536        $   233
Metier International Holdings BV
(Holland)                                19.0%                121        3,517             110         1,325             89

Accountor Oy & Intellisoft Oy            19.9%                168        5,222           (396)         1,671              -

DA Management Solutions                  29.0%                  4            -               -             -              -

Changepoint France                       40.0%                  -          626           (863)           763            394

Other                                      0%                                                                           353

                                                    --------------                                            --------------
                                                          $   337                                                  $  1,069
                                                    ==============                                            ==============

December 31, 2000
                                                                      Total       Net Income       Total         Artemis
                                        Percent     Investment       Revenue        (Loss)         Assets      Receivable
                                      --------------------------------------------------------------------------------------
Metier Scandinavia AS (Norway)            9.9%             $    -     $  3,306       $   (129)      $  2,056        $    95

Metyor Solutions Ltd.                     0.0%                  -            -               -             -            318

PMSoft Asia Pte Ltd. (Singapore)         49.0%                549        2,027              91         1,669            365
Metier International Holdings BV
(Holland)                                 7.6%                 67        2,618            (49)         1,670             65

Accountor Oy & Intellisoft Oy            19.9%                219        1,692           (683)         4,324              -

Other                                      0%                (36)            -               -             -            867

CSC Guarantee                              0%                   -            -               -             -          (475)

                                                    --------------                                            --------------
                                                          $   799                                                  $  1,235
                                                    ==============                                            ==============

         The interests in Scandinavia and the Netherlands were the result of investments by Proha and contributed to Legacy Artemis on August 24, 2000. A Joint venture investment in Changepoint France was entered into on January 3, 2001, and is accounted for under the equity method of accounting. The Finnish minority equity holdings was contributed to Legacy Artemis on August 24, 2000 by Proha. The Singapore investment was contributed to Legacy Artemis by Proha on January 3, 2001 and is included in the Company's financial statements thereafter as a wholly owned subsidiary.

12. CONCENTRATION OF CREDIT RISK

         In the year ended December 31, 2001, two clients accounted for approximately 12 and 9 percent of Total Revenue. At December 31, 2001, these same two clients accounted for approximately 5 and 6 percent of gross accounts receivable. Trade accounts receivable, net of the allowance for doubtful accounts, due from customers in various countries at December 31, 2001 and 2000 are as follows:

                                               December 31,       December 31,
                                                   2001               2000
                                                   ----               ----

United States..............................        $2,908             $4,759
United Kingdom.............................           805              1,280
Japan......................................         2,056              2,473
France.....................................         1,998              3,090
Germany....................................           320              1,624
Italy......................................         3,484              2,683
Finland....................................         1,104              1,261
Other countries............................           413                199
                                                  -------            -------

           Total trade receivables, net           $13,088            $17,369
                                                  =======            =======

         The Company and its subsidiaries generally do not require collateral from their customers. The Company's provision for doubtful accounts was $0.2 million for the year ended December 31, 2001, and approximately $0.1 million for the year ended March 31, 2000, and less than $.1 million for the nine months ended December 31, 2000.

NOTE 13. STOCKHOLDERS' EQUITY

         Proha contributed various subsidiaries, valued at $0.4 million to Legacy Artemis on January 3, 2001. During the year ended December 31, 2001, Proha cancelled shares it had issued to Legacy Artemis, resulting in a decrease of approximately $2.8 million in additional paid in capital. For the year ended December 31, 2001, Legacy Artemis reported a net loss of approximately $59.8 million.

         On July 31, 2001, the date Opus360 was acquired by Legacy Artemis, Opus360 had approximately 50 million shares of common stock outstanding. Although the transaction is treated for accounting purposes as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, Opus360 remains the legal parent entity. Stockholders' equity has been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement. The retroactively restated shares reflect the combined amount of shares issued to Proha in connection with both the first tranche of approximately 74 million and the second tranche of approximately 125 million totaling approximately 199 million. The shares newly issued by Opus360 were valued at approximately $8.0 million and represented the purchase price. The Company's aggregate common shares outstanding on a retroactively restated basis at December 31, 2001 of approximately 249 million is therefore comprised of the historical Opus360 50 million shares and the additional 199 million shares issued in connection with the acquisition. (See Notes 1 and 2.)

Warrants:
         At December 31, 2001, the Company had 5,531,250 warrants outstanding to Lucent as compensation for its continuing advice and support to the Company on matters pertaining to employment of workforce procurement and workforce management solutions in the technology industries at an exercise price of $.74. These warrants will expire on December 3, 2003. Diluted net loss per share for the year ended December 31, 2001 does not include the impact of these warrants as they would be anti-dilutive.

Stock Options:

         Legacy Artemis historically had issued options to purchase its Series A and B common stock to employees and others. All such options were exercised, cancelled or expired prior to the consummation of the Share Exchange Transactions. The Series A options which had vested at the acquisition date were exercised and exchanged for shares of Proha in conjunction with Proha's acquisition of the Company on August 24, 2000. In lieu of their right to purchase the Company's stock at the time of the acquisition, the vested Series B option holders were provided cash payments of approximately $74,000, which is included in the Company's acquisition costs for the nine months ended December 31, 2000.

         The stock options issued by Opus360 prior to the consummation of the Share Exchange Transactions, and the option plans under which most of such options were issued, continue in full force and effect, even though Legacy Artemis is the acquiror for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. The following description of the Company's stock option plans reflects the stock option plans of Legacy Artemis prior to the merger with Opus360, and the status of the following Artemis' plans after July 31, 2001.

         In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Directors Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Directors Plan authorize the granting of up to 10.0 million and up to 1.1 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.8 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the quarter ended December 31 2001, the Company granted 3,083,000 options with exercise prices ranging from $0.08 to $0.09. The exercise price was equal to the fair market value on the date of grant.

         On August 21, 2000, the Board of Directors of Proha authorized 975,000 options to be issued to key personnel of Legacy Artemis, each with an option price which was re-priced to 1.35 euros (post-split) per share as of April 1, 2001. The options vest equally over a three-year period commencing December 1, 2000. The total number of options granted and outstanding to key personnel as of December 31, 2000 was 350,175.

         On August 21, 2000, the Board of Directors of Proha authorized a maximum of 1,000,000 shares to be allocated to the eligible employees of Legacy Artemis for purchase under an Employee Offering. The subscription period for this plan ended November 30, 2000. The stock was offered at a price of 2.44 euros (post-split). The total number of shares purchased by employees of the Company was 48,750.

         The following transactions occurred with respect to the Company's stock option plans (in thousands, except the weighted average exercise price):

                                                              Weighted                           Weighted
                                          Series A             Average         Series B          Average
                                          Options          Exercise Price      Options        Exercise Price
                                          -------          --------------      -------        --------------
Outstanding, March 31, 1999                 8,005                $0.06               -             -
       Granted                                  -                 -            161,555            $0.002
       Cancelled                             (385)               $0.001        (21,815)           $0.002
       Exercised                             (326)               $0.001              -                 -

Outstanding, March 31, 2000                 7,294                $0.07         139,740            $0.002
       Granted                                  -                 -                  -                 -
       Cancelled                           (1,097)               $0.15        (139,740)           $0.002
       Exercised                           (6,197)               $0.05               -                 -

Outstanding, December 31, 2000                  -                 -                  -                 -
      Assumed Opus360                       9,441                $2.04
       Granted                              5,062                $0.29
       Cancelled                           (4,385)               $2.93
       Exercised                                -                                                      -


Outstanding, December 31, 2001             10,118                $3.99
                                           ======                =====

         The following table summarizes information concerning outstanding options at December 31, 2001 (share amounts in thousands):

                                             Options Outstanding                             Options Exercisable
                                             -------------------                             -------------------

                                                 Weighted
                                                 Average           Weighted                               Weighted
        Range of                 Number         Remaining           Average                Number          Average
     Exercise Price           Outstanding    Contractual Life   Exercise Price          Outstanding    Exercise Price
     --------------           -----------    ----------------   --------------          -----------    --------------
   $0.0000 - $1.1000              4,805            7.7                $0.25                1,743            $0.41
   $1.1001 - $2.2000                413            7.6                $1.67                  340            $1.72
   $2.2001 - $3.3000                650            5.8                $2.78                  400            $2.80
   $3.3001 - $4.4000                950            7.1                $3.79                  437            $3.79
   $4.4001 - $5.5000                 27            3.9                $4.89                   25            $4.88
   $5.5001 - $6.6000                  0             0                 $0.00                    0            $0.00
   $6.6001 - $7.7000                 11             8                 $7.29                    5            $7.29
   $7.7001 - $8.8000                112            7.9                $8.04                   73            $8.06
   $8.8001 - $9.9000                565            8.1                $9.11                  296            $9.11
   $9.9001 - $11.000              2,585            7.7               $10.37                1,402           $10.31
                             ---------------                                            ---------

                                 10,118                                                    4,721
                             ===============                                            =========

         Had compensation cost been determined in accordance with SFAS No. 123 for all of the Company's stock-based compensation plans, the pro forma amounts of the Company's net loss and net loss per share would have been as follows for the years ended December 31, 2001 and March 31, 2000 and the nine months ended December 31, 2000 (in thousands, except per share amounts):

                                           For the Year          For the Year       For the Nine Months
                                        Ended December 31,      Ended March 31,     Ended December 31,
                                               2001                  2000                  2000
                                       --------------------    -----------------   ---------------------
Number of Options                              10,118              147,034                       -
Net Income (loss)                           $ (59,764)           $   1,060               $ (10,797)
Options Expense                             $  (3,298)                   -                       -
Pro Forma Income (Loss)                     $ (62,972)           $   1,060               $ (10,797)

Reported Earnings per share                 $   (0.27)           $    0.01               $   (0.06)
Pro Forma Earnings per share                $   (0.29)           $    0.01               $   (0.06)

Weighted average shares - diluted             220,394              188,129                 192,221

         For the years ended December 31, 2001 and March 31, 2000 and the nine months ended December 31, 2000, the fair value of each option was estimated on the date of grant using the fair value method of SFAS No. 123, and the following assumptions:

                                                 December 31,        March 31,          December 31,
                                                     2001              2000                  2000
                                                    -----              ----                ------
         Average risk-free interest rate             4.5%              6.0%                   6.0%
         Dividend yield                              0.0%              0.0%                   0.0%
         Average life                              5 years           3 years                3 years

14. CONTINGENCIES/LITIGATION

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

         On October 24, 2001, the Company and all other defendants filed motions to dismiss the claims in the Bland Action. The Company believes the claims made in the Actions are without merit and intends to vigorously defend the Actions.

         The Company is a party to a number of additional legal claims arising in the normal course of its business. The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations, or cash flows.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                        Three Months Ended
                                                          (in thousands)

                                      December 31,              September 30,             June 30,                 March 31,
                                           2001                      2001                    2001                     2001
                                 ------------------------  -----------------------------------------------   -----------------------
Revenue                                $  17,269                  $  15,915             $  16,922                 $  17,540

Net Income (Loss)                        (42,635)                    (7,702)               (4,627)                   (4,800)

Basic and diluted net loss per
share                                  $   (0.17)                 $   (0.03)             $  (0.02)                $   (0.02)

Weighted average shares used
    in computing basic and
    net loss per share                   249,125                    232,638               199,424(1)                199,424(1)


                                      December 31,              September 30,             June 30,                 March 31,
                                           2000                      2000                    2000                     2000
                                 ------------------------  -----------------------------------------------   -----------------------
Revenue                                  $  13,385                  $  12,714              $  8,724                  $  12,768

Net Income (loss)                           (6,207)                    (2,519)               (2,071)                     1,570

Basic and diluted net loss per
share                                    $   (0.03)                 $   (0.01)             $  (0.01)                  $   0.01

Weighted average shares used
   in computing basic net income
   (loss) per share                        199,424(1)                 191,331(1)            185,638(1)                 185,638(1)

Weighted average shares used
   in computing diluted net
   (loss) per share                        199,424(1)                 191,331(1)            185,638(1)                 188,129(1)

(1) The weighted average shares outstanding have been retroactively restated giving effect to the Legacy Artemis and Opus 360 combination (See Note 13).



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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

         (1) Combined and Consolidated Financial Statements: See Index to Combined and Consolidated Financial Statements at Item 8 on page 29 of this report.

         (2) Exhibits are incorporated herein by reference or are filed with this report as indicated on the Exhibit Index included herewith and commencing on page 57 of this report (numbered in accordance with Item 601 of Regulation S-K).

         (3) Combined and Consolidated schedules have been omitted since they are either not required, not applicable or the information is otherwise included.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned who is duly authorized, in the City of New York, State of New York on this 12th day of April, 2002.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION


By: /s/ MICHAEL RUSERT

--------------------------
Chief Executive Officer
(Principal Executive Officer)




ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

By: /s/ PETER SCHWARTZ

------------------------------
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)


         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Rusert and Peter Schwartz, and each of them, his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



SIGNATURE                                 TITLE                     Date
---------                                 -----                     ----

/s/ MICHAEL RUSERT         Chief Executive and Operating
------------------             Officer, Director                April 12, 2002
Michael Rusert


/s/ JAMES CANNAVINO        Chairman of the Board of
-------------------             Directors                       April 12, 2002
James Cannavino

/s/ KLAUS CAWEN
-------------------
Klaus Cawen                     Director                        April 12, 2002

/s/ ALEC GORES
-------------------
Alec Gores                      Director                        April 12, 2002

/s/ ARI HOROWITZ
-------------------
Ari Horowitz                    Director                        April 12, 2002

/s/ OLAF ODMAN
-------------------
Olaf Odman                      Director                        April 12, 2002

/s/PEKKA PERE
-------------------
Pekka Pere                      Director                        April 12, 2002

/s/STEVE YAGER
-------------------
Steve Yager                     Director                        April 12, 2002

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



    10.30*            Form of Strategic Partner Registration Rights Agreement dated _______________ between the
                      Company and Dell USA L.P.
    10.31*            Employment Agreement dated as of March 23, 2000 between the Company and Dr. Ram
                      Chillarege.
    10.32*            Non-Statutory Option Agreement dated as of March 23, 2000 by and between the Company and
                      Dr. Ram Chillarege.
    10.33*            Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 by and between the Company and Richard S. Miller.
    10.34*            Promissory Note of Richard S. Miller.
    10.34A            Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000
    10.35*            Pledge Agreement between Company and Richard S. Miller.
    10.35A            Amended and Restated Pledge Agreement dated as of November 21, 2000 between Company and
                      Richard S. Miller
    10.36*            Form of Agreement between the Company and the FreeAgent e.office employee.
    10.37             Employment  Agreement  dated  March 13,  2000  between  the  Company  and  Richard  McCann
                      (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated March
                      31, 2000)
    10.38             Employment Agreement dated May 2, 2000 between the Company and Mary Anne Walk
                      (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated
                      June 30, 2000)
    10.39             Employment Agreement dated May 15, 2000 between the Company and Wendy Reveri
                      (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q dated
                      June 30, 2000)
    10.40             Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy
                      (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated
                      June 30, 2000)
    10.41             Employment Agreement dated September 7, 2000 between the Company and Peter Schwartz
                      (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated
                      December 31 2000)
    10.42             Employment Agreement dated January 30, 2000 between PeopleMover, Inc. and Patrick S. Moore
    10.43             Assignment and First Amendment to Employment Agreement dated as of December 13, 2000 among PeopleMover, Inc., the Company and Patrick S. Moore
    21.1              Subsidiaries of the Company.
    24.1              Powers of Attorney (included on signature page).
    27.1              Financial Data Schedule.

-----------

* Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-93185.
+ We have been granted confidential treatment of certain provisions of this exhibit pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.