Form 10-Q
period 2002-03-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2002-05-21
CIK 1099674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from _____________ to _________

                        Commission File number 000-29793

                   Artemis International Solutions Corporation

             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                                  13-4023714
       (State or Other Jurisdiction of                   (I.R.S. Employer
        Incorporation or Organization)                  Identification No.)

 4041 MacArthur Boulevard, Newport Beach, CA                 92660
   (Address of Principal Executive Offices)                (Zip Code)

                                  949-660-7100
               Registrant's Telephone Number, Including Area Code

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002.

                  Common Stock           249,124,566
                    (Class)        (Outstanding Shares)

                   Artemis International Solutions Corporation

                                      Index

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at
                  March 31, 2002(unaudited) and December 31,
                  2001                                                       1

               Consolidated Statements of Operations (unaudited)
                  for the three months ended March 31, 2002
                  and March 31, 2001                                         2

               Consolidated Statements of Cash Flows(unaudited)
                  for the three months ended March 31, 2002
                  and March 31, 2001                                         3

               Notes to the Consolidated Financial Statements
                  (unaudited)                                             4-11


       Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11-14

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                            15

       Item 2. Change in Securities and Use of Proceeds                     15

       Item 3. Defaults Upon Senior Securities                              15

       Item 4. Submission of Matters to a Vote of Securities Holders        15

       Item 5. Other Information                                            15

       Item 6. Exhibits and Reports on Form 8-K                             15

                  Artemis International Solutions Corporation

Item 1. Financial Statements


                   Artemis International Solutions Corporation
                           Consolidated Balance Sheets

                                                                  March 31, 2002      December 31, 2001
                                                                   (unaudited)
                                                                  (In thousands, except share amounts)
Assets
Current assets:
  Cash                                                                $  3,482              $  5,081
  Trade accounts receivable, less allowance for doubtful
    accounts of $270 at March 31, 2002 and $223 at
    December 31, 2001                                                   14,614                13,088
  Other accounts receivable                                                673                   952
  Prepaid expenses                                                       2,359                 2,528
  Other current assets                                                     234                   268
                                                                      --------              --------
Total current assets                                                    21,362                21,917

Property and equipment, net of depreciation of $5,734 at
  March 31, 2002 and $5,194 at December 31, 2001                         2,217                 2,725
Other intangible assets, net of amortization and
  writeoffs of $26,322 at
  March 31, 2002 and $25,286 at December 31, 2001                       13,726                14,755
Deferred taxes                                                              16                  --
Investment in affiliates and other assets                                  506                   796
                                                                      --------              --------
Total assets                                                          $ 37,827              $ 40,193
                                                                      ========              ========

Liabilities and stockholders' equity
 Current liabilities:
  Accounts payable                                                    $  4,849              $  5,292
  Short-term line of credit                                                777                 1,062
  Current portion of long-term debt                                      1,494                 1,245
  Deferred revenue                                                       9,187                 7,471
  Accrued liabilities                                                    5,822                 5,954
  Accrued payroll and taxes                                              6,163                 6,678
                                                                      --------              --------
Total current liabilities                                               28,292                27,702

Deferred taxes                                                             547                   547
Long-term debt, less current portion                                       731                 1,421
Accrued pension and other liabilities                                      669                   941
                                                                      --------              --------
Total liabilities                                                       30,239                30,611
                                                                      --------              --------

Stockholders' equity:
   Preferred shares, $0.001 par value, 25,000,000 shares
     authorized                                                           --                    --
  Common stock, $0.001 par value, 500,000,000 shares
    authorized, 249,124,566 issued and outstanding                         249                   249
  Additional paid-in capital                                            79,948                79,948
  Accumulated deficit                                                  (73,265)              (71,152)
  Accumulated other comprehensive income                                   656                   537
                                                                      --------              --------
Total stockholders' equity                                               7,588                 9,582
                                                                      --------              --------
Total liabilities and stockholders' equity                            $ 37,827              $ 40,193
                                                                      ========              ========


           See accompanying notes to consolidated financial statements

                     Artemis International Solutions Corporation
                        Consolidated Statements of Operations
                      (in thousands except, per share amounts)

                                              For the Three Months Ended March 31,
                                           -------------------------------------------
                                                   2002                  2001
                                           -------------------------------------------
                                                 (unaudited)           (unaudited)
Revenue:
   Software                                       $   3,152             $   4,764
   Support                                            3,973                 4,274
   Services                                           8,611                 8,502
                                                  ---------             ---------
                                                     15,736                17,540
Cost of revenue:
   Software                                             485                   453
   Support                                            1,677                 1,928
   Services                                           5,742                 5,911
                                                  ---------             ---------
                                                      7,904                 8,292
                                                  ---------             ---------

Gross margin                                          7,832                 9,248

Operating expenses
   Selling and marketing                              2,712                 4,441
   Research and development                           2,064                 2,350
   General and administrative                         3,660                 2,112
   Amortization expense                               1,036                 4,161
   Management fees                                     --                     403
                                                  ---------             ---------
                                                      9,472                13,467
                                                  ---------             ---------

Operating loss                                       (1,640)               (4,219)

Interest expense, net                                    26                   127
Equity in loss of unconsolidated
  affiliates                                             25                   106
Other expense                                           153                   118
Foreign exchange loss                                   220                    46
                                                  ---------             ---------
                                                        424                   397
                                                  ---------             ---------

Loss before income taxes                             (2,064)               (4,616)

Income tax expense                                       49                   184
                                                  ---------             ---------
Net loss                                          $  (2,113)            $  (4,800)
                                                  =========             =========
Basic and diluted net loss per share              $   (0.01)            $   (0.02)
                                                  =========             =========
Weighted average common shares used in
  computing basic and diluted net loss
  per share                                         249,125               199,424


             See accompanying notes to consolidated financial statements

                   Artemis International Solutions Corporation
                      Consolidated Statements of Cash Flows

                                                                     For The Three Months Ended
                                                          --------------------------------------------------
                                                               March 31, 2002           March 31, 2001
                                                          --------------------------------------------------
Cash flow from operating activities:
  Net loss                                                         $(2,113)                $(4,800)
  Adjustments to reconcile net loss to net cash provided
    provided by operating activities:
       Depreciation and amortization                                 1,569                   4,224
       Minority interest                                              --                       (95)
       Deferred income taxes and other                                --                       591
     Changes in operating assets and liabilities
           (Increase) decrease in trade accounts
             receivable                                             (1,247)                    663
           (Increase) decrease in prepaid expenses and
             other assets                                              477                    (616)
           Increase (decrease) in deferred revenues                  1,716                    (568)
           Increase (decrease) in accounts payable                    (443)                   (680)
           Increase (decrease) in accrued expense and
             other liabilities                                        (789)                    117
                                                                   -------                 -------
Net cash provided by (used in) operating activities                   (830)                 (1,164)
                                                                   -------                 -------

Cash flow from investing activities:
  Capital expenditures, net                                            (31)                   --
  Cash provided by former parent contribution of
    subsidiaries                                                      --                       848
                                                                   -------                 -------
Net cash provided by (used in) investing activities                    (31)                    848
                                                                   -------                 -------

Cash flow from financing activities:
  Funding from debt and lines of credit                               --                       706
  Payments of debt and capital leases                                 (726)                   (355)
                                                                   -------                 -------
Net cash (used in) provided by financing activities                   (787)                    351
                                                                   -------                 -------
Effect of exchange rate changes on cash                                (12)                   (601)
                                                                   -------                 -------
Net increase (decrease) in cash                                     (1,599)                   (566)
Cash at the beginning of the period                                  5,081                   3,200
                                                                   -------                 -------
Cash at the end of the period                                      $ 3,482                 $ 2,634
                                                                   =======                 =======


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


Note 1. Organization and Summary of Accounting Policies

(a) Organization and Description of Business

         Opus360 Corporation was incorporated on August 17, 1998, under the laws of the State of Delaware and on November 20, 2001, changed its name to "Artemis International Solutions Corporation". In April 2001, Opus360 Corporation and Proha Plc ("Proha"), a Finnish corporation, entered into a Share Exchange Agreement (the "Share Exchange Agreement") pursuant to which, upon completion of the transactions contemplated under such agreement (the "Share Exchange Transactions"), Opus360 Corporation would exchange 80% of its post-transaction outstanding Common Stock for all of the capital stock of Artemis Acquisition Corporation ("Legacy Artemis"), a Delaware corporation, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

         As used herein, "Opus360" refers to Opus360 Corporation prior to the closing of the Share Exchange Transactions, "Artemis International" or the "Company" refers to Opus360 Corporation after the closing of the Share Exchange Transactions and Legacy Artemis refers to Artemis Acquisition Corporation, the parent corporation of the Artemis business organization and the entity treated as the accounting acquiror in the Share Exchange Transactions as more fully described below.

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

         - Majority interests in Enterprise Management Systems Srl, Artemis International S.p.A., Solutions International SA, Artemis International GMBH and Artemis International Sarl. These majority interests were acquired by Proha as of December 1, 2000. Prior to December 1, 2000, Legacy Artemis held minority interests in each of these entities, and they were accounted for under the equity method. After the purchase of the majority interests on December 1, 2000, each of these entities was wholly owned through the combined ownership interest of Proha and Legacy Artemis, except for Artemis International GMBH, which continued to be owned
                  43.2% by entities outside of the parent company controlled group. The remaining 43.2% interest in Artemis International GMBH was contributed in January 2002. Each of the Contributed Businesses is reflected as having been contributed by Proha as of the later of the date Legacy Artemis was acquired by Proha or the date these interests were under the control of Proha, Legacy Artemis' parent.

(b) Acquisitions

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

         On July 31, 2001, Opus360 consummated the first phase of the transaction contemplated by the Share Exchange Agreement. In connection with this Agreement, the OPUS360 acquired all of the capital stock of Legacy Artemis, a wholly owned subsidiary of Proha, in exchange for approximately 74 million shares of Opus360's common stock. As a result of this exchange, Proha obtained a controlling ownership and management interest in Opus360. Accordingly, the transaction was accounted for as a reverse acquisition with Legacy Artemis treated as the accounting acquirer and accounted for under the purchase method of accounting in accordance with the provisions of SFAS 141. The second closing was completed November 20, 2001 by Opus360's filing of a Definitive Proxy Statement with the SEC containing the required disclosures and financial information of the combined and consolidated companies. At the second closing, Opus360 delivered approximately 125 million additional shares of the Opus360's common stock in return for the delivery by Proha of 19.9% of the outstanding shares of the two Proha subsidiaries. Upon completion of the second closing, Proha owns approximately 80% of the post-transaction outstanding common stock of the Company.

(c) Basis of Presentation

         Accounting principles generally accepted in the United States require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions, Proha, the former shareholder of Legacy Artemis, will hold a majority interest in the Company, the board of directors and senior management of the combined company. Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 (which changed its name to Artemis International Solutions Corporation on November 20,
2001) remains the legal parent entity and the registrant for Securities and Exchange Commission ("SEC") reporting purposes.

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

         The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial recurring losses from operations since inception, and at March 31, 2002, the Company's current liabilities exceeded current assets by $6.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         All material intercompany transactions and balances have been eliminated in consolidation.

(d) Reclassifications and restatements

         Certain prior period information has been reclassified to conform to the current period presentation. "Accounts payable-parent" totals have been incorporated in "accounts payable", and "other accrued liabilities" have been combined with "accrued payroll and taxes."

(e) Use of Estimates

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of goodwill and intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(f) Impairment of Long-Lived Assets

         During the fourth quarter of 2001, the Company evaluated the carrying values of its goodwill and intangible assets. An impairment charge of $43.4 million was recorded in the year ending December 31, 2001. Specifically, the significant decline in business activity generally and software license revenue following the terrorist attacks on New York City and Washington, DC, as well as the Company's fourth quarter period operating and cash flow losses, required an adjustment to the carrying value of the Company's long-lived assets. Using discounted cash flow projections of expected returns from these assets, the Company determined that the carrying value of its goodwill and intangible assets should be reduced to approximately $14.8 million.

(g)      Stock Options

         The following description of the Company's stock option plans reflects the stock option plans of former Opus 360, which are still issued and outstanding. In March 2000, the Company adopted the (1) 2000 Stock Option

Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Directors Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Directors Plan authorize the granting of up to 10.0 million and up to 1.1 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.8 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the quarter ended March 31, 2002 the Company granted 14,735,050 options with exercise prices of $0.06. The exercise price was equal to the fair market value on the date of grant.

(h)   Basic and Diluted Net Loss per Share

         The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("Statement") No. 128, Computation of Earnings Per Share. Accordingly, basic net loss per share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

(i)    Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company adopted Statement No. 141 for the July 31, 2001 combination of Opus360 and Legacy Artemis. Statement No. 141 requires that the purchase method of accounting be used and prohibits the use of the pooling-of-interests method of accounting for business combinations completed on or after July 1, 2001. Statement No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain specified criteria. Statement No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.

         The Company's business combinations were accounted for using the purchase method of accounting. In connection with the reverse acquisition of Opus360, the adoption of Statement No. 141 resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of the acquired Opus360 non-current assets.

         At December 31, 2001, the Company had recorded an impairment charge under Statement No. 121 which resulted in the complete write-off of goodwill and a partial write-off of its other identifiable intangible assets. As a result of the complete write off of the goodwill at December 31, 2001, the adoption of Statement No. 142 had no impact on the amortization expense during the quarter ended March 31, 2002. The Company has re-evaluated and determined that the classification and useful lives utilized for its other intangible assets, "customer base" and "current technologies", are consistent with management's best estimate. Had the Company been accounting for its goodwill under Statement No. 142 for all periods presented, the Company's net loss and net loss per basic and diluted share would have been as follows:
                                                          Three months ended
                                                              March 31,
                                                           2002         2001
                                                        ----------   --------

Reported net loss:                                     $  (2,113)    $(4,800)
         Less:  goodwill amortization                                  2,086
                                                        ==========   ========
Adjusted net loss                                      $  (2,113)    $(2,714)

Basic and diluted loss per share:
         Reported net loss                             $    (.01)    $  (.02)
         Goodwill amortization                                           .01
                                                        ==========   ========
 Adjusted net loss per share                           $    (.01)    $  (.01)
                                                        ==========   ========

         At March 31, 2002, the Company had gross intangible customer base and technology assets of $27.1 million and $7.6 million, net of accumulated amortization of $18.5 million and $2.4 million, respectively. The estimated annual amortization for each of fiscal years 2002, 2003 and 2004 is $4.0 million and $2.7 million in fiscal year 2005.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted Statement No. 144 in the current quarter, and it did not have a material effect on the financial positions and results of operations.

Note 2. Basic and Diluted Net Loss Per Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three months ended
                                                              March 31,
                                                           2002         2001
                                                        ----------   --------
Numerator:
 Net loss                                               $  (2,113)   $(4,800)
                                                        ==========   ========
Denominator:
 Basic and diluted loss per share weighted
  average shares                                          249,125    199,424
                                                        ==========   ========
 Basic and diluted net loss per share                   $    (.01)   $  (.02)
                                                        ==========   ========

Note 3. Other Comprehensive Income (Loss)

         Comprehensive income (loss) consists of net income or loss, adjusted for other increases or decreases affecting stockholders' equity that are excluded in the determination of net income (loss). The calculation of comprehensive income (loss) for the three months ended March 31, 2002 and 2001 are as follows:

                                                          Three months ended
                                                              March 31,
                                                           2002         2001
                                                        ----------   --------
Net loss                                               $  (2,113)   $ (4,800)

Cumulative translation adjustment                            119        (601)
                                                        ----------  ---------
Comprehensive net loss                                 $  (1,994)   $ (5,401)
                                                        ==========  =========

Note 4. Segment and Geographic Information

         The following table presents information about the Company's operations by geographic area:

Three Months Ended March 31, 2002

                       US        UK       Japan      France     Germany     Italy     Finland      Asia      Elimination    Total
                    ----------------------------------------------------------------------------------------------------------------
Revenue
  Software          $   713   $   740    $   390    $   268    $    382     $    56    $   740    $    123     $   (260)   $  3,152
  Support             1,459       626        419        650         316         179        496          50         (222)      3,973
  Services            4,436       600        782        755         288         739        807         245          (41)      8,611
                    ----------------------------------------------------------------------------------------------------------------
Total Revenue       $ 6,608   $ 1,966    $ 1,591    $ 1,673    $    986     $   974    $ 2,043    $    418     $   (523)   $ 15,736

Cost of revenue:
  Software          $    92   $    46    $    88    $    73    $      -     $     5    $   181    $      -     $      -    $    485
  Support               442       262        390        164          69         249         80          21            -       1,677
  Services            2,564       437        554        577         256         475        698         181            -       5,742
                    ----------------------------------------------------------------------------------------------------------------
Total cost of
  revenue           $ 3,098   $   745    $ 1,032    $   814    $    325     $   729    $   959    $    202     $      -    $  7,904
                    ----------------------------------------------------------------------------------------------------------------
Gross margin        $ 3,510   $ 1,221    $   559    $   859    $    661     $   245    $ 1,084    $    216     $   (523)   $  7,832
                    ----------------------------------------------------------------------------------------------------------------

                    ----------------------------------------------------------------------------------------------------------------
Total operating
  expense             5,145     1,540        523        798         404         280        696          86            -       9,472
                    ----------------------------------------------------------------------------------------------------------------
Operating income
  (loss)            $(1,635)  $  (319)   $    36    $    61    $    257     $   (35)   $   388    $    130     $   (523)   $ (1,640)
                    ----------------------------------------------------------------------------------------------------------------


Three Months Ended March 31, 2001

                       US        UK       Japan      France     Germany     Italy     Finland      Asia      Elimination    Total
                    ----------------------------------------------------------------------------------------------------------------
Revenue
  Software          $ 1,729   $ 1,099    $   261    $   828    $     80     $   534    $   512    $     75     $   (354)   $  4,764
  Support             1,401       738        538        508         310         173        735          77         (206)      4,274
  Services            3,462       926        879        883         205       1,179        636         396          (64)      8,502
                    ----------------------------------------------------------------------------------------------------------------
Total Revenue       $ 6,592   $ 2,763    $ 1,678    $ 2,219    $    595     $ 1,886    $ 1,883    $    548     $   (624)   $ 17,540

Cost of revenue:
  Software          $    77   $   108    $    48    $    43    $     17     $    20    $   104    $     36     $      -    $    453
  Support               525       297        389        279          81         161        148          48            -       1,928
  Services            2,202       553        544        852         208         814        514         224            -       5,911
                    ----------------------------------------------------------------------------------------------------------------
Total cost of
  revenue           $ 2,804   $   958    $   981    $ 1,174    $    306     $   995    $   766    $    308     $      -    $  8,292
                    ----------------------------------------------------------------------------------------------------------------
Gross margin        $ 3,788   $ 1,805    $   697    $ 1,045    $    289     $   891    $ 1,117    $    240     $   (624)   $  9,248
                    ----------------------------------------------------------------------------------------------------------------

                    ----------------------------------------------------------------------------------------------------------------
Total operating
  expense             7,742     1,745        695        673         454         348      1,534         276            -      13,467
                    ----------------------------------------------------------------------------------------------------------------
Operating income
  (loss)            $(3,954)  $    60    $     2    $   372    $   (165)    $   543    $  (417)   $    (36)    $   (624)   $ (4,219)
                    ----------------------------------------------------------------------------------------------------------------

                                                              December 31,
                                   March 31, 2002                2001
                                  -----------------        ------------------
Identifiable Assets
  USA                                   $   40,512               $    47,271

  United Kingdom                             4,842                     5,458

  Japan                                      2,526                     2,892

  France                                     3,262                     3,246

  Other                                      8,260                     8,779

  Eliminations                            (21,575)                  (27,453)

                                  -----------------        ------------------
Consolidated                            $  37,827                $   40,193
                                  -----------------        ------------------



           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "expects", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are detailed in the documents filed by the Company with the Securities and Exchange Commission including but not limited to those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2002.

Results of Operations

Three Months Ended March 31, 2002 and 2001

Revenue

         For the quarter ended March 31, 2002, total revenue was $15.7 million, a decrease of 10% from total revenue of $17.5 million for the quarter ended March 31, 2001. This decrease is almost entirely due to the $1.6 million decrease in software license revenues in the current period. The quarter ended March 31, 2001, was the last quarter of the Company's former fiscal year. The final quarter is typically the period when many of the larger licensing transactions that have been developed during the year are signed, the products shipped and the revenue recorded. In the quarter ended March 31, 2001, the company recorded one such transaction in excess of $1.0 million that was not replicated in the quarter ended March 31, 2002. Support Revenues also decreased slightly, $0.3 million, to $4.0 million, but continued to constitute 25% of total revenue. Services Revenues for the quarter ending March 31, 2002, increased slightly to $8.6 million from $8.5 million in the quarter ending March 31, 2001.

Cost of Revenue

                  Cost of revenue for the quarter ended March 31, 2002, decreased to $7.9 million, a decrease of $0.4 million or 5% from the $8.3 million for the quarter ended March 31, 2001. The change was primarily a function of the lower direct support and services costs resulting from, in the first instance, lower revenues, and in the second, increased productivity on the part of the Company's internal consultants.

Gross Profit

         Total gross profit for the quarter ended March 31, 2002 was $7.8 million, a decrease of $1.4 million, or 15%, from the $9.2 million for the quarter ended March 31, 2001. Gross profit margin for the 2002 period declined three percentage points, to 50% from 53%, for the three months in 2001 due to the reduction in higher margin software revenues.

Operating Expenses

         Operating expenses for the quarter ended March 31, 2002, were $9.5 million, a decrease of $4.0 million or 30% from the $13.5 million for the quarter ending March 31, 2001. Operating expenses for the quarter ended March 31, 2001 included amortization of goodwill and intangible assets of $4.2, as well as management fees to Legacy Artemis' former parent of approximately $0.4 million. The reevaluation in December 2001 of goodwill and intangible assets arising from the pushdown accounting of Proha's August 2000 acquisition of Legacy Artemis resulted in the write off of all goodwill and significantly reduced the carry value of the remaining intangible assets.

         Selling and marketing: Selling and marketing expenses for the quarter ended March 31, 2002, were $2.7 million, a decrease of $1.7 million or 39% from the $4.4 million for the quarter ended March 31, 2001. This decrease was the result of managements' conscious efforts to reduce discretionary expenses in a challenging selling environment.

         Research and development: Research and development expenses for the quarter ended March 31, 2002 decreased slightly to $2.1 million, from the $2.4 million for the quarter ended March 31, 2001, largely due to increased efficiency and reduction/reallocation of personnel.

         General and administrative: General and administrative expenses for the quarter ended March 31, 2002, were $3.7 million, an increase of $1.6 million or 73% from the $2.1 million for the quarter ended March 31, 2001. The increase in general and administrative expenses reflects the combination and continuation of Legacy Artemis and Opus360 costs, as well as the additional legal and auditing expenses incurred as a more diversified public company.

Operating Loss

         Operating loss for the quarter ended March 31, 2002 was $1.6 million, a decrease of $2.6 million from the loss of $4.2 million for the same period in 2001. The improvement is almost entirely a result of the lower amortization costs, offset by the combined effect of lower revenues and other costs (see
Note 1(i)).

Non-operating Expenses

         Non-operating expenses, consisting primarily of net interest expense and other non-operating expenses, were $0.4 million in both the quarters ended March 31, 2002 and 2001. Higher foreign exchange losses in the Company's non-US operations during the March 31, 2002 quarter were balanced by lower average borrowings and average interest rates for the same period.

Liquidity and Capital Resources

         Legacy Artemis has historically funded operations through internal cash flow and loans from Computer Sciences Corporation, the shareholders of Legacy Artemis, the shareholders of Software Productivity Research and Foothill Capital Corporation ("Foothill").

         For the three months ended March 31, 2002 and 2001, net cash used in operations was $0.8 million and $1.2 million, respectively.

         For the three months ended March 31, 2002, the $0.8 million cash used in operations was primarily due to the net loss of $2.1 million adjusted for non-cash amortization of goodwill and depreciation of $1.6 million, and a $(0.3) net change in operating assets and liabilities. For the three months ended March 31, 2001, the Company's net loss was $4.8 million, which was reduced by non-cash expenses and tax benefits of $4.7 million and a net change in operating assets and liabilities of $(1.1) million, or net cash used in operations of $1.2 million.

         No cash was provided by investment activities for the three months ended March 31, 2002. The $0.8 million cash provided by investing activities for the three months ended March 31, 2001 resulted from cash provided by entities that were contributed by Proha, the former parent of Legacy Artemis. Capital expenditures in both periods were less than $0.1 million.

         Net cash used in financing activities was $0.7 million for the three months ended March 31, 2002 compared to cash provided by financing activities of $0.4 million for the three months ended March 31, 2001. During the three months ended March 31, 2002, the Company repaid $0.7 million of debt, to Foothill and other lenders. During the three months ended March 31, 2001, the Company received financing of $0.7 million and repaid $0.3 million of debt.

         The Company utilizes lines of credit to fund temporary operating cash requirements and certain financial obligations. The Company's outstanding balance under its lines of credit at March 31, 2002 was $0.8 million. The Company's Foothill lending agreement includes various financial covenants with which the Company has periodically been in non-compliance. Foothill has waived the compliance with these covenants at December 31, 2001. The Company is in default at March 31, 2002, but has requested a continuation of this waiver.

         Interest paid under all borrowings was less than $0.1 million for the three months ended March 31, 2002 and $0.1 million for the three months ended March 31, 2001.

         The Company's near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions. The Company has also tasked its operating units to achieve a five percent year over year reduction in operating expenses. In addition, in the fourth quarter of fiscal year 2001, the Company took a number of actions to reduce on-going costs, including deferring development, marketing and sales support for its Workforce Procurement and Workforce Management product lines. Additionally, all operations were tasked to achieve a five percent year-over-year reduction in operating expenses. Worldwide staffing levels were reduced approximately 7 percent in support of this effort. At March 31, 2002, the Company had unused credit lines of up to $2.7 subject to maintaining certain receivables' aging and levels. At March 31, 2002, the Company's capacity based on these measures was approximately $1.2 million. Management feels that they have sufficient flexibility in fixed, semi-fixed and variable costs to fund its operations for the foreseeable future with the aforementioned sources of funds to continue as a going concern.

         The Company's consolidated financial statements has been prepared assuming that the Company will continue as a going concern based upon management's plans discussed above. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         A summary of our future contractual obligations and commercial commitments as of March 31, 2002 is as follows:

                                                                 Less than                                             After
                                               Total               1 year        2 - 3 years        4 - 5 years       5 years
------------------------------------------------------------------------------------------------------------------------------
Long-term debt                               $    2,225         $    1,494        $     731          $      -         $     -

Operating leases                                  6,989              3,886            2,930               173               -

------------------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations           $    9,214         $    5,350        $   3,661         $     173         $     -
------------------------------------------------------------------------------------------------------------------------------


Related Party Transactions

         At March 31, 2002 and December 31, 2001, the Company had other receivables and payables of $.1 and $.4 million and $.2 and $.4 million, respectively, to Proha, who holds approximately 80% of the Company's outstanding Common Stock.

         At March 31, 2002 and December 31 2001, the Company maintained the equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS(Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method. The Company records its equity interest in losses first to the investment balance, then against loans or advances.


Item 3.  Qualitative and Quantitative Disclosure About Market Risk

         At March 31, 2002, the majority of the Company's cash balances were held primarily in the form of short-term highly liquid investment grade money market securities. As a result, the Company's interest income may be sensitive to changes in the general level of interest rates. However, due to the short-term nature of its investments, the Company believes that it is not vulnerable to any material interest or market rate risks.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

      There has been no changes from those described in the Company's Annual Report on Form 10-K filed with the SEC on April 16, 2002.

Item 2. Change in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K.

      a.   Exhibits. The following documents are filed as part of this report:

           10.44 Employment Agreement dated January 25, 2002 between the Company and Michael Rusert

           10.45 Employment Agreement dated March 1, 2002 between the Company and Charles Savoni

       b.  Reports on Form 8-K

       None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2002                  Artemis International Solutions Corporation
                                             (Registrant)


                                             /s/ Peter Schwartz
                                             ------------------
                                        Executive Vice President and
                                           Chief Financial Officer
                                                 (Signature)