Form 10-Q
period 2002-06-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2002-08-14
CIK 1099674

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from _____________ to _________

                        Commission File number 000-29793

                   Artemis International Solutions Corporation

             (Exact Name of Registrant as Specified in Its Charter)


               Delaware                                    13-4023714
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                    Identification No.)

         4041 MacArthur Boulevard
       Suite 260, Newport Beach, CA                           92660
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2002.

                  Common Stock           249,124,566
                    (Class)        (Outstanding Shares)

                   Artemis International Solutions Corporation

                                      Index

PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets at
                  June 30, 2002(unaudited) and December 31,
                  2001                                                        1

               Consolidated Statements of Operations (unaudited)
                  for the three months and the six months
                  ended June 30, 2002 and June 30, 2001                       2

               Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 2002
                  and June 30, 2001                                           3

               Notes to the Consolidated Financial Statements
                 (unaudited)                                               4-12


       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        13-17

PART II. OTHER INFORMATION

       Item 1. Legal Proceedings                                             18

       Item 2. Change in Securities and Use of Proceeds                      18

       Item 3. Defaults Upon Senior Securities                               18

       Item 4. Submission of Matters to a Vote of Securities Holders         18

       Item 5. Other Information                                             18

       Item 6. Exhibits and Reports on Form 8-K                              18

                   Artemis International Solutions Corporation

Item 1. Financial Statements

                           Consolidated Balance Sheets


                                                                          June 30, 2002    December 31, 2001
                                                                          (unaudited)
                                                                         (In thousands, except share amounts)
Assets
Current assets:
  Cash                                                                    $        5,193    $        5,081
  Trade accounts receivable, less allowance for doubtful accounts of
    $345 at June 30, 2002 and $223 at December 31, 2001                           16,845            13,088
  Other accounts receivable                                                          806               952
  Prepaid expenses                                                                 2,355             2,528
  Other current assets                                                               264               268
                                                                          --------------    --------------

Total current assets                                                              25,463            21,917

Property and equipment, net of depreciation of $6,398 at June 30,
  2002 and $5,194 at December 31, 2001                                             1,924             2,725
Other intangible assets, net of amortization and writeoffs of $2,059 at
  June 30, 2002 and $25,286 at December 31, 2001                                  12,696            14,755
Deferred taxes                                                                        18              --
Investment in affiliates and other assets                                            424               796
                                                                          --------------    --------------
Total assets                                                              $       40,525    $       40,193
                                                                          ==============    ==============

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                        $        5,083    $        5,292
  Short-term line of credit                                                        2,743             1,062
  Current portion of long-term debt                                                1,305             1,245
  Deferred revenue                                                                 9,923             7,471
  Accrued liabilities                                                              5,865             5,954
  Accrued payroll and taxes                                                        7,003             6,678
                                                                          --------------    --------------

Total current liabilities                                                         31,922            27,702


Deferred taxes                                                                       547               547
Long-term debt, less current portion                                                 729             1,421
Accrued pension and other liabilities                                                727               941
                                                                          --------------    --------------

Total liabilities                                                                 33,925            30,611
                                                                          --------------    --------------

Stockholders' equity:
   Preferred shares, $0.001 par value, 25,000,000 shares authorized                 --                --
   Common stock, $0.001 par value, 500,000,000 shares authorized,
    249,124,566 issued and outstanding                                               249               249
  Additional paid-in capital                                                      79,948            79,948
  Accumulated deficit                                                            (73,868)          (71,152)
  Accumulated other comprehensive income                                             271               537
                                                                          --------------    --------------
Total stockholders' equity                                                         6,600             9,582
                                                                          --------------    --------------
Total liabilities and stockholders' equity                                $       40,525    $       40,193
                                                                          ==============    ==============

           See accompanying notes to consolidated financial statements

                   Artemis International Solutions Corporation
                      Consolidated Statements of Operations
                    (in thousands except, per share amounts)

                                                          For the Three                 For the Six
                                                       Months Ended June 30,       Months Ended June 30,
                                                   --------------------------    --------------------------
                                                       2002           2001           2002           2001
                                                   -----------    -----------    -----------    -----------
                                                   (unaudited)    (unaudited)    (unaudited)    (unaudited)
Revenue:
   Software                                        $     3,157    $     3,263    $     6,309    $     8,027
   Support                                               4,119          3,590          8,092          7,864
   Services                                             10,316         10,069         18,927         18,571
                                                   -----------    -----------    -----------    -----------
                                                        17,592         16,922         33,328         34,462
                                                   -----------    -----------    -----------    -----------

Cost of revenue:
   Software                                                440            423            925            876
   Support                                               1,518          1,772          3,195          3,700
   Services                                              6,253          6,470         11,995         12,381
                                                   -----------    -----------    -----------    -----------
                                                         8,211          8,665         16,115         16,957
                                                   -----------    -----------    -----------    -----------

Gross margin                                             9,381          8,257         17,213         17,505
Operating expenses
   Selling and marketing                                 3,012          4,112          5,724          8,553
   Research and development                              1,978          2,652          4,042          5,002
   General and administrative                            3,675          1,676          7,335          3,788
   Amortization expense                                  1,050          4,135          2,086          8,296
   Management fees                                        --              403           --              806
                                                   -----------    -----------    -----------    -----------
                                                         9,715         12,978         19,187         26,445
                                                   -----------    -----------    -----------    -----------

Operating loss                                            (334)        (4,721)        (1,974)        (8,940)

Interest expense, net                                       55            208             81            335
Equity in loss of unconsolidated affiliate                  46           --               71            106
Other (income) expense                                     (10)          (175)           143            (57)
Foreign exchange (gain) loss                              (143)          --               77             46
                                                   -----------    -----------    -----------    -----------
                                                           (52)            33            372            430
                                                   -----------    -----------    -----------    -----------

Loss before income taxes                                  (282)        (4,754)        (2,346)        (9,370)
Income tax (benefit) expense                               321            (33)           370            151
                                                   -----------    -----------    -----------    -----------

Loss before minority interest                             (603)        (4,721)        (2,716)        (9,521)

Minority interest in (earnings) losses of                 --              (95)          --              (95)
   unconsolidated subsidiary
                                                   -----------    -----------    -----------    -----------
Net loss                                           $      (603)   $    (4,626)   $    (2,716)   $    (9,426)
                                                   ===========    ===========    ===========    ===========

Basic and diluted net loss per share               $     (0.00)   $     (0.02)   $     (0.01)   $     (0.05)
                                                   ===========    ===========    ===========    ===========

Weighted average common shares used in
  computing basic and diluted net loss per share       249,125        199,424        249,125        199,424

           See accompanying notes to consolidated financial statements

                   Artemis International Solutions Corporation
                      Consolidated Statements of Cash Flows

                                                                               For The Six Months Ended
                                                                          ------------------------------------
                                                                          June 30, 2002          June 30, 2001
                                                                          -------------          -------------
Cash flow from operating activities:
  Net loss                                                                $      (2,716)         $      (9,426)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
       Depreciation and amortization                                              3,262                  8,402
       Minority interest                                                           --                      (95)
       Deferred income taxes and other                                             --                     --
     Changes in operating assets and liabilities
           (Increase) decrease in trade accounts receivable                      (3,611)                 1,741
           (Increase) decrease in prepaid expenses and other assets                 531                 (1,266)
           Increase (decrease) in deferred revenues                               2,449                 (1,155)
           Increase (decrease) in accounts payable                                 (209)                  (920)
           Increase (decrease) in accrued expense and other liabilities            (423)                (1,094)
                                                                          -------------          -------------

Net cash provided by (used in) operating activities                                (717)                (3,813)
                                                                          -------------          -------------

Cash flow from investing activities:
  Capital expenditures, net                                                        (402)                  --
  Cash provided by former parent contribution of subsidiaries                      --                      848
                                                                          -------------          -------------

Net cash provided by (used in) investing activities                                (402)                   848
                                                                          -------------          -------------

Cash flow from financing activities:
  Funding from debt and lines of credit                                           1,741                  2,217
  Payments of debt and capital leases                                              (692)                  (370)
                                                                          -------------          -------------

Net cash (used in) provided by financing activities                               1,049                  1,847
                                                                          -------------          -------------


Effect of exchange rate changes on cash                                             182                   (108)
                                                                          -------------          -------------

Net increase (decrease) in cash                                                     112                 (1,226)

Cash at the beginning of the period                                               5,081                  3,200
                                                                          -------------          -------------
Cash at the end of the period                                             $       5,193          $       1,974
                                                                          =============          =============

Interest paid                                                             $         123          $         392
Taxes paid                                                                $         378          $         108

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

     The consolidated financial statements included herein represent the historical financial statements of Legacy Artemis, as the accounting acquiror, and the acquisition of Opus360 has been accounted for under the purchase method of accounting. The accounts of Legacy Artemis include its wholly owned subsidiaries: Artemis Acquisition Corporation, Artemis Holdings, Inc., Artemis International Corporation, Software Productivity Research, Inc., and Artemis International Corporation Systems Limited for all periods presented. As of January 1, 2002, these companies were merged into Artemis International Solutions Corporation.

     The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial recurring losses from operations since inception, and at June 30, 2002, the Company's current liabilities exceeded current assets by $6.5 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     All material intercompany transactions and balances have been eliminated in consolidation.

(d) Reclassifications and restatements

     Certain prior period information has been reclassified to conform to the current period presentation. Amounts previously "Accounts payable-parent" totals have been incorporated in "accounts payable", and "other accrued liabilities" have been combined with "accrued payroll and taxes."

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

(g) Stock Options

     The following description of the Company's stock option plans reflects the stock option plans of former Opus 360, which are still issued and outstanding. In March 2000, the Company adopted the (1) 2000 Stock Option Plan (the "2000 Plan"), which provides for the granting of non-qualified and incentive stock options to employees, board members and advisors (2) the 2000 Non-Employee Directors' Plan (the "Non-Employee Directors Plan"), which provides for automatic, non-discretionary grants, of non-qualified stock options to non-employee board members, as defined, and (3) the 2000 Employee Stock Purchase Plan (the "ESPP"), which permits eligible employees to acquire, through payroll deductions, shares of the Company's common stock. The 2000 Plan and the Non-Employee Directors Plan authorize the granting of up to 22.5 million and 1.1 million options, respectively, and provide for option terms not to exceed ten years. The ESPP authorizes the issuance of up to 2.8 million shares to participating employees. The Company's 1998 Stock Option Plan authorized the granting of up to 6.2 million options and provided for option terms not to exceed ten years. During the first quarter ended March 31, 2002, the Company granted 14,742,550 options with an exercise price of $0.06 per share and during the second quarter ended June 30, 2002, the Company granted an additional 5,329,650 options with an exercise price of $0.05 per share. The exercise prices were equal to the fair market values on the date of the grant.

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

     At December 31, 2001, the Company had recorded an impairment charge under Statement No. 121 which resulted in the complete write-off of goodwill and a partial write-off of its other identifiable intangible assets. As a result of the complete write off of the goodwill at December 31, 2001, the adoption of Statement No. 142 had no impact on the amortization expense during the quarter ended June 30, 2002. The Company has re-evaluated and determined that the classification and useful lives utilized for its other intangible assets, "customer base" and "current technologies", are consistent with management's best estimate. Had the Company been accounting for its goodwill under Statement No. 142 for all periods presented, the Company's net loss and net loss per basic and diluted share would have been as follows:

                                                 Three months ended
                                                      June 30,
                                              2002                2001
                                            ---------         ----------
Reported Net Loss:
        Reported net loss                   $    (603)        $   (4,626)
        Less: goodwill amortization
                                                 --                2,134
                                            ---------         ----------
Adjusted net loss                           $    (603)        $   (2,492)

Basic and diluted loss per share:
        Reported net loss                   $   (0.00)        $    (0.02)
        Goodwill amortization
                                                 --                 0.01
                                            ---------         ----------
Adjusted net loss per share                 $   (0.00)        $    (0.01)
                                            ---------         ----------


                                                  Six months ended
                                                     June 30,
                                              2002              2001
                                            ---------         ----------
Reported Net Loss:
        Reported net loss                   $  (2,716)        $   (9,426)
        Less: goodwill amortization
                                                 --                4,294
                                            ---------         ----------
Adjusted net loss                           $  (2,716)        $   (5,132)

Basic and diluted loss per share:
        Reported net loss                   $   (0.01)        $    (0.05)
        Goodwill amortization
                                                 --                 0.02
                                            ---------         ----------
Adjusted net loss per share                 $   (0.01)        $    (0.03)
                                            ---------         ----------


     At June 30, 2002, the Company had net intangible customer base and technology assets of $7.8 million and $4.9 million, respectively. The estimated annual amortization for each of fiscal years 2002, 2003 and 2004 is $4.0 million and $2.7 million in fiscal year 2005.

     In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted Statement No. 144 commencing January 1, 2002, and it did not have a material effect on the financial position or results of operations.

Note 2. Basic and Diluted Net Loss Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                           Three months ended                    Six months ended
                                                June 30,                             June 30,
                                          2002            2001                 2002            2001
                                     --------------------------------    ---------------------------------
Numerator:
   Net loss                               $    (603)     $   (4,626)          $   (2,716)     $   (9,426)
                                     --------------------------------    ---------------------------------

Denominator:
Weighted average shares                      249,125         199,424              249,125         199,424
                                     --------------------------------    ---------------------------------

                                     --------------------------------    ---------------------------------
Basic and diluted net loss per share      $   (0.00)      $   (0.02)           $   (0.01)      $   (0.05)
                                     --------------------------------    ---------------------------------

Note 3. Other Comprehensive Income (Loss)

         Comprehensive income (loss) consists of net income or loss, adjusted for other increases or decreases affecting stockholders' equity that are excluded in the determination of net income (loss). The calculation of comprehensive income (loss) for the three months and the six months ended June 30, 2002 and 2001 are as follows:


                                            Three months ended                    Six months ended
                                                 June 30,                             June 30,
                                           2002            2001                2002             2001
                                     ---------------------------------    ---------------------------------
Net loss                                  $    (603)     $   (4,626)          $   (2,716)     $   (2,716)

Translation adjustment                         (385)           (670)                (266)         (1,271)
                                     ---------------------------------    ---------------------------------
Comprehensive net loss                    $    (988)      $  (5,296)          $   (2,982)     $  (10,697)
                                     ---------------------------------    ---------------------------------

Note 4. Segment and Geographic Information

     The following table presents information about the Company's operations by geographic area:

Three Months Ended June 30, 2002
                            US        UK       Japan      France     Germany    Italy     Finland    Asia    Elimination     Total
                         -----------------------------------------------------------------------------------------------------------
Revenue
  Software               $    823  $    605  $    417   $    476   $    143   $    555  $    453   $     59   $   (374)   $  3,157
  Support                   1,453       890       427        768        334        206       244         48       (251)      4,119
  Services                  5,704       777       738        675        319        907       936        307        (47)     10,316
                         -----------------------------------------------------------------------------------------------------------
Total Revenue            $  7,980  $  2,272  $  1,582   $  1,919   $    796   $  1,668  $  1,633   $    414   $   (672)   $ 17,592

Cost of revenue:
  Software               $    114  $     19  $     93   $     73   $      5   $      6  $    129   $      1   $   --      $    440
  Support                     441       265       364         87         63        205        75         18       --         1,518
  Services                  3,054       395       493        502        267        661       722        159       --         6,253
                         -----------------------------------------------------------------------------------------------------------
Total cost of revenue    $  3,609  $    679  $    950   $    662   $    335   $    872  $    926   $    178   $   --      $  8,211
                         -----------------------------------------------------------------------------------------------------------
Gross margin             $  4,371  $  1,593  $    632   $  1,257   $    461   $    796  $    707   $    236   $   (672)   $  9,381
                         -----------------------------------------------------------------------------------------------------------

Total operating expense     5,081     1,561       507        973        434        307       731        121       --         9,715
                         -----------------------------------------------------------------------------------------------------------
Operating income (loss)  $   (710) $     32  $    125   $    284   $     27   $    489  $    (24)  $    115   $   (672)   $   (334)
                         -----------------------------------------------------------------------------------------------------------


Three Months Ended June 30, 2001
                            US        UK       Japan      France    Germany    Italy      Finland     Asia    Elimination    Total
                         -----------------------------------------------------------------------------------------------------------
Revenue
  Software               $    832  $    889   $    426   $    267  $    278   $    314   $    383    $    141   $   (267)  $  3,263
  Support                   1,505       781        476        550       327        193         67          59       (368)     3,590
  Services                  4,807       631        844        992       219        996      1,264         419       (103)    10,069
                         -----------------------------------------------------------------------------------------------------------
Total Revenue            $  7,144  $  2,301   $  1,746   $  1,809  $    824   $  1,503   $  1,714    $    619   $   (738)  $ 16,922

Cost of revenue:
  Software               $    102  $     76   $     82   $     25  $      3   $      4   $    117    $     14   $   --     $    423
  Support                     588       291        395        170        80        142         59          47       --        1,772
  Services                  2,908       312        579        795       216        682        761         217       --        6,470
                         -----------------------------------------------------------------------------------------------------------
Total cost of revenue    $  3,598  $    679   $  1,056   $    990  $    299   $    828   $    937    $    278   $   --     $  8,665
                         -----------------------------------------------------------------------------------------------------------
Gross margin             $  3,546  $  1,622   $    690   $    819  $    525   $    675   $    777    $    341   $   (738)  $  8,257
                         -----------------------------------------------------------------------------------------------------------

Total operating exp         7,407     1,658        816        641       444        308      1,444         260       --       12,978
                         -----------------------------------------------------------------------------------------------------------
Operating income (loss)  $ (3,861) $    (36)  $   (126)  $    178  $     81   $    367   $   (667)   $     81   $   (738)  $ (4,721)
                         -----------------------------------------------------------------------------------------------------------

Six Months Ended June 30, 2002

                                 US        UK       Japan    France   Germany   Italy     Finland     Asia    Elimination    Total
                               ----------------------------------------------------------------------------------------------------
Revenue
  Software                     $ 1,536   $ 1,345   $   807   $   744  $   525   $   611   $ 1,193    $   182   $   (634)   $  6,309
  Support                        2,912     1,516       846     1,418      650       385       740         98       (473)      8,092
  Services                      10,140     1,377     1,520     1,430      607     1,646     1,743        552        (88)     18,927
                               ----------------------------------------------------------------------------------------------------
Total Revenue                  $14,588   $ 4,238   $ 3,173   $ 3,592  $ 1,782   $ 2,642   $ 3,676    $   832   $ (1,195)   $ 33,328

Cost of revenue:
  Software                     $   206   $    65   $   181   $   146  $     5   $    11   $   310    $     1   $   --      $    925
  Support                          919       527       754       251      132       454       155          3       --         3,195
  Services                       5,936       832     1,047     1,079      523     1,136     1,420         22       --        11,995
                               ----------------------------------------------------------------------------------------------------
Total cost of revenue          $ 7,061   $ 1,424   $ 1,982   $ 1,476  $   660   $ 1,601   $ 1,885    $    26   $   --      $ 16,115

                               ----------------------------------------------------------------------------------------------------
Gross margin                   $ 7,527   $ 2,814   $ 1,191   $ 2,116  $ 1,122   $ 1,041   $ 1,791    $   806   $ (1,195)   $ 17,213
                               ----------------------------------------------------------------------------------------------------
Total operating expense          9,872     3,101     1,030     1,771      838       587     1,427        561       --        19,187

                               ----------------------------------------------------------------------------------------------------
Operating income (loss)        $(2,345)  $  (287)  $   161   $   345  $   284   $   454   $   364    $   245   $ (1,195)   $ (1,974)
                               ----------------------------------------------------------------------------------------------------


Six Months Ended June 30, 2001

                                 US        UK       Japan    France   Germany   Italy     Finland     Asia    Elimination    Total
                               ----------------------------------------------------------------------------------------------------
Revenue
  Software                     $ 2,574   $ 1,988   $   687   $ 1,095  $   358   $   848   $   895    $   216   $   (634)   $  8,027
  Support                        2,914     1,519     1,014     1,058      637       366       802        136       (582)      7,864
  Services                       8,304     1,557     1,723     1,875      424     2,175     1,868        815       (170)     18,571
                               ----------------------------------------------------------------------------------------------------
Total Revenue                  $13,792   $ 5,064   $ 3,424   $ 4,028  $ 1,419   $ 3,389   $ 3,565    $ 1,167   $ (1,386)   $ 34,462

Cost of revenue:
  Software                     $   106   $   184   $   130   $    68  $    20   $    24   $   294    $    50               $    876
  Support                        1,172       588       784       449      161       303       148         95                  3,700
  Services                       4,957       865     1,123     1,647      424     1,496     1,428        441                 12,381
                               ----------------------------------------------------------------------------------------------------
Total cost of revenue          $ 6,235   $ 1,637   $ 2,037   $ 2,164  $   605   $ 1,823   $ 1,870    $   586   $   --      $ 16,957
                               ----------------------------------------------------------------------------------------------------
Gross margin                   $ 7,557   $ 3,427   $ 1,387   $ 1,864  $   814   $ 1,566   $ 1,695    $   581   $ (1,386)   $ 17,505
                               ----------------------------------------------------------------------------------------------------

Total operating exp             15,294     3,403     1,511     1,314      898       656     2,833        536       --        26,445
                               ----------------------------------------------------------------------------------------------------
Operating income (loss)        $(7,737)  $    24   $  (124)  $   550  $   (84)  $   910   $(1,138)   $    45   $ (1,386)   $ (8,940)
                               ----------------------------------------------------------------------------------------------------


                                     June 30, 2002        December 31, 2001
                                     -------------        -----------------
Identifiable Assets
  USA                                   $   23,534          $    29,955
  United Kingdom                             2,781                2,473
  Japan                                      2,272                2,892
  France                                     3,426                3,243
  Other                                      8,512                8,108
  Eliminations                                   -               (6,478)
                                        ----------          -----------
Consolidated                            $   40,525          $    40,193
                                        ----------          -----------

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

Results of Operations

Three Months Ended June 30, 2002 and 2001

Revenue

     For the quarter ended June 30, 2002, total revenue was $17.6 million, an increase of $0.7 million or 4% from total revenue of $16.9 million for the quarter ended June 30, 2001. This increase was due to increases in support and services revenues of $0.5 and $0.3, respectively, only partially offset by a $0.1 decrease in total software license revenue.

Cost of Revenue

     Cost of revenue for the quarter ended June 30, 2002, decreased to $8.2 million, a decrease of $0.4 million or 5% from the $8.6 million for the quarter ended June 30, 2001. The change was primarily a function of the lower direct support and services costs resulting from increased productivity on the part of the Company's internal support organization and services consultants.

Gross Profit

     Total gross profit for the quarter ended June 30, 2002 was $9.4 million, an increase of $1.1 million, or 13%, from the $8.3 million for the quarter ended June 30, 2001. Gross profit margin for the 2002 period also increased approximately 4.3 percentage points, to 53% from 49% for the three months in 2001, reflecting the aforementioned revenue increases and cost of revenue efficiencies.

Operating Expenses

     Operating expenses for the quarter ended June 30, 2002, were $9.7 million, a decrease of $3.3 million or 25% from the $13.0 million for the quarter ending June 30, 2001. Operating expenses for the quarter ended June

30, 2001 included amortization of goodwill and intangible assets of $4.1 million, as well as management fees to Legacy Artemis' former parent of approximately $0.4 million. The reevaluation in December 2001 of goodwill and intangible assets arising from the pushdown accounting of Proha's August 2000 acquisition of Legacy Artemis resulted in the write off of all goodwill, and significantly reduced the carrying value of the remaining intangible assets.

     Selling and marketing: Selling and marketing expenses for the quarter ended June 30, 2002, were $3.0 million, a decrease of $1.1 million or 27% from the $4.1 million for the quarter ended June 30, 2001. This decrease was the result of managements' concentrated efforts to reduce discretionary expenses in a challenging economy.

     Research and development: Research and development expenses for the quarter ended June 30, 2002 decreased $0.7 million to $2.0 million, from the $2.7 million for the quarter ended June 30, 2001, largely due to increased efficiency and reduction/reallocation of personnel.

     General and administrative: General and administrative expenses for the quarter ended June 30, 2002, were $3.7 million, an increase of $2.0 million or 118% from the $1.7 million for the quarter ended June 30, 2001. The increase in general and administrative expenses reflects the combination and continuation of Legacy Artemis and Opus360 costs, as well as the additional legal and auditing expenses incurred as a more diversified public company. This increase is mitigated somewhat by the absence in the most recent quarter of any separately identified manangement fees; $0.4 million in the quarter ended June 30, 2001.

Operating Loss

     Operating loss for the quarter ended June 30, 2002 was $0.3 million, a decrease of $4.4 million from the loss of $4.7 million for the same period in 2001. The improvement is almost entirely a result of the lower amortization costs, aided by the combined effect of higher revenues and improved gross margins. (See Note 1(i)).

Non-operating (Income)/Expenses

     Non-operating (income)/expenses, consisting primarily of net interest expense and other non-operating expenses, were less than $0.1 million in both the quarters ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002 and 2001

Revenue

     For the six months ended June 30, 2002, total revenue was $33.3 million, a decrease of 3% from total revenue of $34.5 million for the period ended June 30, 2001. This decrease is due to the $1.7 million decrease in software license revenues in the current period, partially offset by minor increases in support and services revenues. The quarter ended March 31, 2001, was the last quarter of the Company's former fiscal year. The final quarter is typically the period when many of the larger licensing transactions that have been developed during the year are signed, the products shipped and the revenue recorded. In the six months ended June 30, 2001, the company recorded one such transaction in excess of $1.0 million that was not replicated in the period ended June 30, 2002. Support Revenues increased slightly, $0.2 million, to

$8.1 million. Services Revenues for the six months ended June 30, 2002, also increased slightly to $18.9 million from $18.6 million in the June 30, 2001 period.

Cost of Revenue

     Cost of revenue for the period ended June 30, 2002, decreased to $16.1 million, a decrease of $0.8 million or 5% from $16.9 million in the period ended June 30, 2001. The change was primarily a function of increased productivity on the part of the Company's internal support organization and services consultants.

Gross Profit

     Total gross profit for the period ended June 30, 2002 was $17.2 million, an absolute decrease of $0.3 million, or 2%, from the $17.5 million for the period ended June 30, 2001. However, the gross profit margin for the 2002 period increased one percentage point, to 52%, from 51% for the 2001 six month' period, due primarily to the proportionately greater reduction in the costs of revenues.

Operating Expenses

     Operating expenses for the period ended June 30, 2002, were $19.2 million, a decrease of $7.3 million or 27% from the $26.5 million for the six months ending June 30, 2001. Operating expenses for the period ended June 30, 2001 included amortization of goodwill and intangible assets of $8.3, as well as management fees to Legacy Artemis' former parent of approximately $0.8 million. The reevaluation in December 2001 of goodwill and intangible assets arising from the pushdown accounting of Proha's August 2000 acquisition of Legacy Artemis resulted in the write off of all goodwill and elimination of the management fee payable to Proha.

     Selling and marketing: Selling and marketing expenses for the period ended June 30, 2002, were $5.7 million, a decrease of $2.8 million or 33% from the $8.5 million for the period ended June 30, 2001. This decrease was the result of managements' conscious efforts to reduce discretionary expenses in the face of a depressed economy.

     Research and development: Research and development expenses for the six months ended June 30, 2002 decreased to $4.0 million, from the $5.0 million for the period ended June 30, 2001, largely due to increased development efficiencies and reduction/reallocation of personnel.

     General and administrative: General and administrative expenses for the period ended June 30, 2002, were $7.3 million, an increase of $3.5 million or 92% from the $3.8 million for the comparable June 30, 2001 period. The increase in general and administrative expenses reflects the combination and continuation of Legacy Artemis and Opus360 costs, as well as the additional legal and auditing expenses incurred as a more diversified public company.

Operating Loss

     Operating loss for the period ended June 30, 2002 was $2.0 million, a decrease of $7.0 million from the loss of $9.0 million for the same period of 2001. The improvement is almost entirely a result of the lower amortization and management costs, offset by the combined effect of lower revenues and cost of revenues (See Note 1(i)).

Non-operating Expenses

     Non-operating expenses, consisting of net interest expense and other non-operating expenses, were $0.1 million lower in current half year, primarily as a result of lower average borrowings and average interest rates for the same period.

Liquidity and Capital Resources

     Legacy Artemis has historically funded operations through internal cash flow and loans from Computer Sciences Corporation, the shareholders of Legacy Artemis, the shareholders of Software Productivity Research and Foothill Capital Corporation ("Foothill").

     For the six months ended June 30, 2002 and 2001, net cash used in operations was $0.7 million and $3.8 million, respectively.

     For the six months ended June 30, 2002, the $0.7 million cash used in operations was primarily due to the net loss of $2.7 million adjusted for non-cash depreciation of tangible and intangible assets of $3.3 million, and a $(1.3) net change, primarily increased levels of accounts receivable, in operating assets and liabilities. For the six months ended June 30, 2001, the Company's net loss was $9.4 million, which was reduced by non-cash depreciation and amortization expenses of $8.4 million and a net change in operating assets and liabilities of $(2.7) million.

     Capital expenditures in the six months ended June 30, 2002 used $0.4 million of cash flows. The $0.8 million cash provided by investing activities for the six months ended June 30, 2001 resulted from cash provided by entities that were contributed by Proha, the former parent of Legacy Artemis.

     Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2002 compared to net cash provided by financing activities of $1.8 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company drew $1.7 million and repaid $0.7 million of debt to Foothill and other lenders. During the six months ended June 30, 2001, the Company had drawings, primarily against the Foothill revolving credit facility, of $2.2 million and repaid $0.4 million of debt.

     The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations. The Company's outstanding balance under its lines of credit at June 30, 2002 was $2.7 million. Long term debt, including the current portion, totaled $2.0 million at June 30, 2002. The Company's Foothill lending agreement includes various financial covenants with which the Company has periodically been in non-compliance. Foothill has waived compliance with these covenants at March 31, 2001. The Company is in default at June 30, 2002, but has requested a continuation of this waiver.

     Interest paid under all borrowings was approximately $0.1 million for the six months ended June 30, 2002 and $0.4 million for the six months ended June 30, 2001.

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

     A summary of our future contractual obligations and commercial commitments as of June 30, 2002 is as follows:


                                                     Less than                                          After
                                        Total          1 year       2 - 3 years      4 - 5 years       5 years
-----------------------------------------------------------------------------------------------------------------
Long-term debt                           $  2,034       $  1,163         $   707          $   41         $   123

Operating leases                            6,347          3,793           2,409             145               -
-----------------------------------------------------------------------------------------------------------------
Total contractual cash obligations       $  8,381       $  4,956        $  3,116         $   186         $   123
-----------------------------------------------------------------------------------------------------------------

Related Party Transactions

     At June 30, 2002 and December 31, 2001, the Company had other receivables and payables of $0.0 and $.4 million and $.2 and $.4 million, respectively, to Proha, who holds approximately 80% of the Company's outstanding Common Stock.

     At June 30, 2002 and December 31 2001, the Company maintained equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS(Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method. The Company records its equity interest in losses first to the investment balance, then against loans or advances.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

     At June 30, 2002, the majority of the Company's cash balances were held primarily in the form of short-term highly liquid investment grade money market securities. As a result, the Company's interest income may be sensitive to changes in the general level of interest rates. However, due to the short-term nature of its investments, the Company believes that it is not vulnerable to any material interest or market rate risks.

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

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

        a.  Exhibits.

Exhibit No.   Exhibit Description
-----------   -------------------
EX-99.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        b.  Reports on Form 8-K

            None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002               Artemis International Solutions Corporation
                                             (Registrant)


                                             /s/ Peter Schwartz
                                             ------------------
                                        Executive Vice President and
                                           Chief Financial Officer
                                                 (Signature)