Form 10-Q
period 2002-09-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2002-11-13
CIK 1099674

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-29793

Artemis International Solutions Corporation
(Exact name of Registrant as specified in its charter)

Delaware	13-4023714
(State of Incorporation)	(I.R.S. Employer Identification Number)

4041 MacArthur Boulevard, Suite 260, Newport Beach, CA 92660
(Address of principal executive offices, including zip code)

(949) 660-7100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

There were 249,124,566 shares of Common Stock outstanding as of October 31, 2002.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2002

TABLE OF CONTENTS

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$4,352	$5,081
Accounts receivable, net of allowance for doubtful accounts of $287 at September 30, 2002 and $223 at December 31, 2001	12,532	13,088
Other accounts receivable	609	952
Prepaid expenses	2,102	2,528
Other current assets	329	268

Total current assets	19,924	21,917
Property and equipment, net of accumulated depreciation of $6,670 at September 30, 2002 and $5,194 at December 31, 2001	1,694	2,725
Intangible assets, net of amortization and writeoffs of $3,088 at September 30, 2002 and 25,286 at December 31, 2001	11,667	14,755
Investment in affiliates and other assets	348	796

Total assets	$33,633	$40,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,404	$5,292
Accrued liabilities	5,753	5,954
Accrued payroll and taxes	5,512	6,678
Deferred revenue	8,115	7,471
Line of credit	2,193	1,062
Current portion of long-term debt	1,053	1,245

Total current liabilities	27,030	27,702
Accrued pension and other liabilities	729	941
Deferred taxes	547	547
Long-term debt, less current portion	418	1,421

Total liabilities	28,724	30,611
Stockholders' equity:
Preferred shares, $0.001 par value, 25,000,000 shares authorized	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 249,124,566 issued and outstanding	249	249
Additional paid-in capital	80,248	79,948
Accumulated deficit	(75,654)	(71,152)
Accumulated other comprehensive income	66	537

Total stockholders' equity	4,909	9,582

Total liabilities and stockholders' equity	$33,633	$40,193

The accompanying notes are an integral part of these financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in thousands except, per share amounts)
	(unaudited)
Revenue:
Software	$3,228	$2,731	$9,537	$10,757
Support	3,850	4,382	11,942	12,246
Services	8,712	8,802	27,639	27,373

	15,790	15,915	49,118	50,376

Cost of revenue:
Software	460	546	1,385	1,423
Support	1,569	1,848	4,764	5,547
Services	5,988	5,968	17,983	18,349

	8,017	8,362	24,132	25,319

Gross margin	7,773	7,553	24,986	25,057
Operating expenses:
Selling and marketing	2,984	4,357	8,708	12,910
Research and development	1,919	3,223	5,961	8,225
General and administrative	3,607	3,202	10,942	7,036
Amortization expense	1,051	3,858	3,137	12,154
Management fees	—	—	—	806
Acquisition costs	—	363	—	363

	9,561	15,003	28,748	41,494

Operating loss	(1,788)	(7,450)	(3,762)	(16,437)
Net interest (income) expense	(74)	201	7	537
Equity in loss of unconsolidated affiliates	203	55	274	169
Other (income) expense	(339)	11	(196)	(54)
Foreign exchange loss	77	—	154	—

	(133)	267	239	652

Loss before income taxes	(1,655)	(7,717)	(4,001)	(17,089)
Income tax expense (benefit)	131	(15)	501	135

Loss before minority interest	(1,786)	(7,702)	(4,502)	(17,224)
Minority interest in (earnings) losses of unconsolidated subsidiary	—	—	—	(95)

Net loss	$(1,786)	$(7,702)	$(4,502)	$(17,129)

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Weighted average common shares used in computing basic and diluted net loss per share	249,125	232,638	249,125	210,505

The accompanying notes are an integral part of these financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,502)	$(17,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,656	12,906
Equity in loss of unconsolidated subsidiaries	275	169
Deferred income taxes and other	—	(452)
Changes in operating assets and liabilities
Decrease in trade accounts receivable	899	4,117
Decrease (increase) in prepaid expenses and other assets	538	(2,246)
Increase (decrease) in deferred revenues	644	(1,843)
Decrease in accounts payable	(888)	(2,070)
(Decrease) increase in accrued expense, other liabilities and equity	(1,895)	493

Net cash used in operating activities	(273)	(6,055)

Cash flow from investing activities:
Capital expenditures, net	(537)	(552)
Cash provided by former parent contribution of subsidiaries	—	848
Cash provided from acquisitions	—	13,554

Net cash (used in) provided by investing activities	(537)	13,850

Cash flow from financing activities:
Funding from debt and lines of credit, net of repayments	1,131	2,747
Parent company dividends	—	(2,056)
Payments of debt and capital leases	(1,195)	(5,360)

Net cash used in financing activities	(64)	(4,669)

Effect of exchange rate changes on cash	145	(73)

Net (decrease) increase in cash	(729)	3,053
Cash at the beginning of the period	5,081	3,200

Cash at the end of the period	$4,352	$6,253

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$182	$433

Cash paid for income taxes	$612	$132

The accompanying notes are an integral part of these financial statements

Artemis International Solutions Corporation
Notes to the Consolidated Financial Statements
(Unaudited)
(all tabular amounts in thousands except per share amounts)

Note 1.    Organization

        Artemis International Solutions Corporation, ("Artemis", or the "Company") is a provider of enterprise-based portfolio, project and resource management software solutions. Artemis' solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 41 offices in 27 countries. Artemis services key vertical markets such as Aerospace and Defense, Utilities, Manufacturing, Government, and Financial Institutions.

        As used herein:

  •
  "Opus360" refers to Opus360 Corporation prior to the closing of certain share exchange transactions.

  •
  In November 2001 the Company changed its name to "Artemis International Solutions Corporation". "Artemis International Solutions Corporation" refers to Opus360 Corporation after the closing of certain share exchange transactions.

  •
  "Legacy Artemis" refers to Artemis Acquisition Corporation ("Legacy Artemis"), a Delaware corporation and the parent corporation of the Artemis business organization. Prior to these share exchange transactions, Legacy Artemis was a wholly owned subsidiary of Proha Plc ("Proha"), a Finnish corporation.

        In April 2001, Opus360 and Proha entered into a share exchange ("share exchange"), agreement pursuant to which, upon completion of the transactions contemplated under such agreement, Opus360 exchanged 80% of its post-transaction outstanding Common Stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY. As a result of the share exchange transactions, Proha owns 80% of the outstanding stock of Artemis.

Note 2.    Basis of Presentation

        The consolidated financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the three and nine month periods ended September 30, 2002 and 2001, respectively, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company's audited consolidated financial statements as of December 31, 2001 contained in the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission (the "Annual Report"). All significant intercompany transactions have been eliminated. Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, either individually or in concert with its parent, Proha, are accounted for using the equity method. Investments, in which the Company owns less than 20% and is not able to exercise significant influence over the investee, are accounted for under the cost method of accounting.

        Accounting principles generally accepted in the United States require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the share exchange, Proha, the former shareholder of Legacy Artemis, holds a majority interest in the Company, the board of directors and senior management of the combined company. Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which

Legacy Artemis is deemed to have purchased Opus 360, although Opus 360 remained the legal parent entity and the registrant for Securities and Exchange Commission ("SEC") reporting purposes.

        The consolidated financial statements included herein represent the historical financial statements of Legacy Artemis, as the accounting acquiror, and the acquisition of Opus360 has been accounted for under the purchase method of accounting. The accounts of Legacy Artemis include its wholly owned subsidiaries: Artemis Acquisition Corporation, Artemis International Corporation Systems Limited, Artemis Holdings, Inc., Artemis International Corporation and Software Productivity Research, Inc., for all periods presented. As of January 1, 2002, these companies were merged into Artemis International Solutions Corporation.

        The Company's independent public accountants have included a "going concern" explanatory paragraph in their audit report accompanying the 2001 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial recurring losses from operations since inception, and at September 30, 2002, the Company's current liabilities exceeded current assets by $7.1 million. These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company's Annual Report. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2002.

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

Note 3.    Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies the criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.    Statement No. 142 also requires that

intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

        The Company adopted Statement No. 141 for the July 31, 2001 combination of Opus 360 and Legacy Artemis. Statement No. 141 requires that the purchase method of accounting be used and prohibits the use of the pooling-of-interest method of accounting for business combinations completed on or after July 1, 2001. Statement No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain specified criteria. Statement No. 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life.

        The Company's business combinations were accounted for using the purchase method of accounting. In connection with the reverse acquisition of Opus360, the adoption of Statement No. 141 resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of the acquired Opus360 non-current assets. At December 31, 2001, the Company had recorded an impairment charge under Statement No. 121 which resulted in the complete write-off of goodwill and a partial write-off of its other identifiable intangible assets. As a result of the complete write off of the goodwill at December 31, 2001, the adoption of Statement No. 142 has had no impact on the amortization expense during the nine months ended September 30, 2002.

        The Company has re-evaluated and determined that the classification and useful lives utilized for its other intangible assets, "customer base" and "current technologies", are consistent with management's best estimate. Had the Company been accounting for its goodwill under Statement

No. 142 for all periods presented, the Company's net loss and net loss per basic and diluted share would have been as follows:

	Three months ended September 30,
	2002	2001
Reported Net Loss:
Reported net loss	$(1,786)	$(7,702)
Less: goodwill amortization	—	2,227

Adjusted net loss	$(1,786)	$(5,475)

Basic and diluted loss per share:
Reported net loss	$(0.01)	$(0.03)
Goodwill amortization	—	0.01

Adjusted net loss per share	$(0.01)	$(0.02)

	Nine months ended September 30,
	2002	2001
Reported Net Loss:
Reported net loss	$(4,502)	$(17,129)
Less: goodwill amortization	—	6,521

Adjusted net loss	$(4,502)	$(10,608)

Basic and diluted loss per share:
Reported net loss	$(0.02)	$(0.08)
Goodwill amortization	—	0.03

Adjusted net loss per share	$(0.02)	$(0.05)

        At September 30, 2002, the Company had net intangible customer base and technology assets of $7.2 million and $4.4 million, respectively. The estimated annual amortization for each of fiscal years 2002, 2003 and 2004 is $4.0 million and $2.7 million in fiscal year 2005.

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30 Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company adopted Statement No. 144 commencing January 1, 2002, and it did not have a material effect on the financial position or results of operations.

Note 4.    Stock Options

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

        Options granted under the Company's 2000 Stock Option Plan during the nine months ended September 30, 2002 were as follows:

	Options Granted	Exercise Price
	(in thousands)
During the three months ended March 30, 2002	14,742	$0.06
During the three months ended June 30, 2002	5,330	$0.05
During the three months ended September 30, 2002	20	$0.01

	20,092

        The exercise prices were equal to the fair market values on the date of the grant.

Note 5.    Basic and Diluted Net Loss Per Share

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(1,786)	$(7,702)	$(4,502)	$(17,129)

Denominator:
Weighted average shares	249,125	232,638	249,125	210,505

Basic and diluted net loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.08)

Note 6.    Other Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income or loss, adjusted for other increases or decreases affecting stockholders' equity that are excluded in the determination of net income (loss). The calculation of comprehensive income (loss) for the three months and the nine months ended September 30, 2002 and 2001 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss	$(1,786)	$(7,702)	$(4,502)	$(17,129)
Translation adjustment	(205)	101	(471)	(1,170)

Comprehensive net loss	$(1,991)	$(7,601)	$(4,973)	$(18,299)

Note 7.    Segment and Geographic Information

        Income from operations is assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographic region:

Three Months Ended September 30, 2002

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$601	$485	$394	$558	$664	$355	$453	$36	$(317)	$3,229
Support	1,440	775	574	242	321	261	448	43	(254)	3,850
Services	4,504	823	556	1,076	292	660	619	257	(76)	8,711

Total Revenue	6,545	2,083	1,524	1,876	1,277	1,276	1,520	336	(647)	15,790

Cost of revenue:
Software	8	48	83	65	46	8	195	7	—	460
Support	467	275	327	83	68	251	97	1	—	1,569
Services	2,763	480	644	586	291	564	647	13	—	5,988

Total cost of revenue	3,238	803	1,054	734	405	823	939	21	—	8,017

Operating income (loss)	$(1,619)	$(211)	$(63)	$325	$390	$130	$(60)	$(33)	$(647)	$(1,788)

Three Months Ended September 30, 2001

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$735	$581	$446	$94	$393	$286	$353	$77	$(234)	$2,731
Support	1,475	796	759	497	330	196	511	48	(230)	4,382
Services	5,117	666	478	724	232	815	426	380	(36)	8,802

Total Revenue	7,327	2,043	1,683	1,315	955	1,297	1,290	505	(500)	15,915

Cost of revenue:
Software	63	3	154	51	22	3	220	30	—	546
Support	533	339	567	187	84	5	111	22	—	1,848
Services	3,110	363	513	792	245	136	628	181	—	5,968

Total cost of revenue	3,706	705	1,234	1,030	351	144	959	233	—	8,362

Operating income (loss)	$(5,644)	$(218)	$(111)	$(296)	$85	$190	$(937)	$(19)	$(500)	$(7,450)

Nine Months Ended September 30, 2002

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$2,137	$1,830	$1,201	$1,302	$1,189	$966	$1,646	$218	$(951)	$9,538
Support	4,352	2,291	1,420	1,660	971	646	1,188	141	(727)	11,942
Services	14,644	2,200	2,076	2,506	899	2,306	2,362	809	(164)	27,638

Total Revenue	21,133	6,321	4,697	5,468	3,059	3,918	5,196	1,168	(1,842)	49,118

Cost of revenue:
Software	214	113	264	211	51	19	505	8	—	1,385
Support	1,386	802	1,081	334	200	705	252	4	—	4,764
Services	8,699	1,312	1,691	1,665	814	1,700	2,067	35	—	17,983

Total cost of revenue	10,299	2,227	3,036	2,210	1,065	2,424	2,824	47	—	24,132

Operating income (loss)	$(3,964)	$(498)	$98	$670	$674	$584	$304	$212	$(1,842)	$(3,762)

Nine Months Ended September 30, 2001

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$3,309	$2,569	$1,133	$1,189	$750	$1,133	$1,249	$293	$(868)	$10,757
Support	4,389	2,315	1,773	1,554	967	562	1,314	184	(812)	12,246
Services	13,420	2,223	2,201	2,598	657	2,991	2,294	1,195	(206)	27,373

Total Revenue	21,118	7,107	5,107	5,341	2,374	4,686	4,857	1,672	(1,886)	50,376

Cost of revenue:
Software	169	187	284	120	41	28	514	80		1,423
Support	1,705	927	1,351	636	246	308	257	117		5,547
Services	8,067	1,228	1,636	2,439	669	1,632	2,056	622		18,349

Total cost of revenue	9,941	2,342	3,271	3,195	956	1,968	2,827	819	—	25,319

Operating income (loss)	$(13,427)	$(194)	$(235)	$251	$1	$1,098	$(2,070)	$25	$(1,886)	$(16,437)

        Identifiable assets are assigned by region based upon management responsibility for such items. The following table presents information about the Company's operations by geographic region:

	September 30, 2002	December 31, 2001
Identifiable Assets
USA	$19,744	$29,955
United Kingdom	1,857	2,473
Japan	1,924	2,892
France	2,908	3,243
Italy	3,853	4,009
Other	3,347	4,098
Eliminations	—	(6,477)

Consolidated	$33,633	$40,193

ITEM 2.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "expects", "anticipates", "plans", "intends", and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements are detailed in the documents filed by the Company with the Securities and Exchange Commission including but not limited to those discussed under the caption "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        The following discussion should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related Notes thereto and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2001. (All tabular amounts are in thousands.)

Overview

        Artemis International Solutions Corporation ("Artemis", "We" or the "Company"), is one of the world's leading providers of enterprise-based portfolio, project and resource management software solutions. Artemis' solutions consist of scalable client/server and Web-based applications, and are supported by industry-leading consulting services and an international distribution network of 41 offices in 27 countries. Artemis services key vertical markets such as Aerospace and Defense, Utilities, Manufacturing, Government, and Financial Institutions.

        In April 2001, Opus360 Corporation ("Opus360") and Proha Plc ("Proha"), a Finnish corporation, entered into a share exchange agreement pursuant to which, upon completion of the transactions contemplated under such agreement, Opus360 exchanged 80% of its post-transaction outstanding Common Stock for all of the capital stock of Artemis Acquisition Corporation ("Legacy Artemis"), and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

        Legacy Artemis, a Delaware corporation was the parent corporation of the Artemis business organization and prior to these share exchange transactions was a wholly owned subsidiary of Proha. As a result of the share exchange, Proha owns 80% of the outstanding stock of the Company.    In November 2001, we changed our name from Opus360 Corporation to "Artemis International Solutions Corporation".

Critical Accounting Policies

        Our significant accounting policies are described in Note 1 to the annual consolidated financial statements as of and for the year ended December 31, 2001, included in our Form 10-K filed with the Securities and Exchange Commission. We believe our most critical accounting policies include those related to the following:

  •
  revenue recognition;

  •
  estimating the allowance for doubtful accounts; and

  •
  valuation of long-lived and intangible assets.

  Revenue recognition.

        The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition, as well as SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product generally is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services.

        Services revenue is recognized as the service is performed assuming that sufficient evidence exist to determine the fair value of the services. Consulting and training services are generally billed based on hourly rates and revenues are generally recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company's products and generally do not include significant customization to or modification of the underlying software code.

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

  Allowance for doubtful accounts.

        We establish our allowance for doubtful accounts based on our review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

  Valuation of long-lived and intangible assets.

        The Company's business combinations were accounted for using the purchase method of accounting. In connection with the reverse acquisition of Opus360, the adoption of Statement No. 141 resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of the acquired Opus360 non-current assets.    At December 31, 2001, the Company had recorded an impairment charge under Statement No. 121 which resulted in the complete write-off of goodwill and a partial write-off of its other identifiable intangible assets. As a result of the complete write off of the goodwill at December 31, 2001, the adoption of Statement No. 142 has had no impact on the amortization expense during the nine months ended September 30, 2002. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", we assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of other intangible assets and other long-lived assets may not be recoverable we measure impairment by using the projected discounted cash-flow method in accordance with Statement No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	% of Revenue	2001	% of Revenue	2002	% of Revenue	2001	% of Revenue
	(in millions)
Revenue:
Software	$3.2	20	$2.7	17	$9.5	19	$10.8	21
Support	3.9	24	4.4	28	11.9	24	12.2	24
Services	8.7	56	8.8	55	27.6	57	27.4	55

	15.8	100	15.9	100	49.0	100	50.4	100

Cost of revenue:
Software	0.5	3	0.5	3	1.4	3	1.4	3
Support	1.5	10	1.9	12	4.7	10	5.5	11
Services	6.0	38	6.0	38	18.0	36	18.4	36

	8.0	51	8.4	53	24.1	49	25.3	50

Gross margin	7.8	49	7.5	47	24.9	51	25.1	50
Operating expenses
Selling and marketing	3.0	19	4.3	27	8.7	18	12.9	26
Research and development	1.9	12	3.2	20	6.0	12	8.2	16
General and administrative	3.6	23	3.2	20	10.9	22	7.0	14
Amortization expense	1.1	7	3.8	24	3.1	6	12.2	24
Management fees	—	—	—	—	—	—	0.8	2
Acquisition costs	—	—	0.4	3	—	—	0.4	1

	9.6	61	14.9	94	28.7	58	41.5	83
Operating loss	(1.8)	(12)	(7.4)	(47)	(3.8)	(7)	(16.4)	(33)
Non operating (income) expense
Net interest (income) expense	(0.1)	(1)	0.2	1	—	—	0.5	1
Equity in loss of unconsolidated affiliate	0.2	1	0.1	1	0.3	1	0.2	—
Other (income) expense	(0.3)	(2)	—	—	(0.2)	—	(0.1)	—
Foreign exchange loss	0.1	1	—	—	0.2	—	—	—
Income tax expense (benefit)	0.1	1	—	—	0.5	1	0.1	—
Minority interest	—	—	—	—	—	—	(0.1)	—

Non operating (income) expense	0.0	—	0.3	2	0.8	2	0.6	1

Net loss	$(1.8)	(12)	$(7.7)	(49)	$(4.6)	(9)	$(17.0)	(34)

Three months ended September 30, 2002 and 2001

    Revenue

  Software Revenue

        Software revenue represents fees earned for granting customers licenses to use our software products. Software revenue increased $0.5 million or 19% to $3.2 million during the three months ended September 30, 2002 from $2.7 million during the three months ended September 30, 2001. Many customers responded to uncertain economic and political conditions in 2001 by delaying or curtailing their technology capital spending. In addition, customers restricted their software purchases to essential requirements and reduced investments in software designed to accommodate projected customer growth. Consequently, our software revenues declined in the second half of 2001 and the first half of

2002. However during the three months ended September 30, 2002, our software revenues started to recover as (1) our customers began to increase their investment purchases and (2) our newer products such as our Portfolio Director and Viewpoint gained acceptance in certain European countries, particularly France, Germany and Italy. Management expects the overall trend of increasing software sales to continue during the three months ended December 31, 2002. In particular, management expects increased sales of its Portfolio Director product. Significant sales increases in those countries were slightly offset by reductions in sales in the United States and other countries.

  Support Revenue

        Support revenue consists of fees for providing software updates and technical support for our software products. Support revenue decreased $0.5 million or 11% to $3.9 million during the three months ended September 30, 2002 from $4.4 million during the three months ended September 30, 2001. The decrease in support revenues was primarily due to the lower software license sales in previous quarters both domestically and internationally.

  Services Revenue

        Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements. Services revenue decreased $0.1 million or 1% to $8.7 million during the three months ended September 30, 2002 from $8.8 million during the three months ended September 30, 2001. The Company has been able to maintain its service revenues despite weak economic conditions through several large follow-on consulting assignments with clients who had licensed our products in prior periods.

    Cost of Revenue

        Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services. To a lesser extent cost of revenue includes royalty payments to third parties. The majority of our cost of revenue is directly related to our support and service revenue. Cost of revenue decreased $0.4 million or 5% to $8.0 million during the three months ended September 30, 2002 from $8.4 million during the three months ended September 30, 2001. The cost of revenue as a percentage of total revenue decreased to 51% during the three months ended September 30, 2002 from 53% during the three months ended September 30, 2001 due primarily to more efficient use of staff in delivering services. In addition, a larger percentage of our services were provided by Artemis employees as opposed to non-employee consultants.

    Gross Profit

        Total gross profit for the three months ended September 30, 2002 was $7.8 million, an increase of $0.3 million or 4%, from the $7.5 million for the three months ended September 30, 2001. Gross profit margin for the 2002 period also increased approximately 2 percentage points, to 49% from 47% for the three months in 2001, reflecting the aforementioned revenue increases and cost of revenue efficiencies.

    Operating Expenses

  Selling and Marketing expenses

        Selling and Marketing expenses consist primarily of personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Selling and Marketing expenses decreased $1.3 million or 30% to $3.0 million during the three months ended September 30, 2002, from $4.3 million during the three months ended September 30, 2001. The decrease was the result of management's concentrated efforts to reduce discretionary selling and marketing expenses in a challenging economy.

  Research and development

        Research and development expenses consist primarily of salaries and related costs associated with the development of our products. Research and development expenses decreased $1.3 million or 41% to $1.9 million during the three months ended September 30, 2002 from $3.2 million for the same period of 2001. The decrease is primarily due to increased efficiencies and reduction and reallocation of personnel as we reacted to general economic conditions during the latter part of 2001 and the first half of 2002. In particular, we restructured our research and development organization leading to a reduction in headcount and the closure of our Exton, Pennsylvania facility. However, we believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels or decrease slightly during the remainder of fiscal 2002.

  General and administrative

        General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems. General and administrative expenses increased $0.4 million or 13% to $3.6 million during the three months ended September 30, 2002, from $3.2 million during the three months ended September 30, 2001. The increase was primarily a result of legal and accounting fees incurred as we built our corporate infrastructure and continued the process of integrating and consolidating the management of the Company after the reverse acquisition of Artemis in July 2001.

  Amortization expense

        Amortization expense represents the amortization of intangible assets acquired in conjunction with Proha's purchase of Legacy Artemis in August 2000. These assets are being amortized on a straight-line basis over the remaining life of 43 months commencing January 1, 2002. Amortization expense decreased $2.7 million or 71% to $1.1 million during the three months ended September 30, 2002, from $3.8 million during the three months ended September 30, 2001. The decrease is due to the reevaluation and write-off, in December 2001, of all remaining goodwill and a portion of the intangible assets arising from the pushdown accounting of Proha's August 2000 acquisition of Legacy Artemis.

    Non-operating (income) expenses, net

        Non-operating income expenses consists of (i) net interest income and expense, (ii) equity in income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), (v) other (income) expense and (vi) minority interests in gains of unconsolidated subsidiaries. The Company earned net non-operating income of approximately zero during the three months ended September 30, 2002 and incurred net non-operating expense of $0.3 million during the three months ended September 30, 2001. The change was primarily due to an increase in other income during the nine months ended September 30, 2002 as compared to the same period of 2001.

Nine months ended September 30, 2002 and 2001

    Revenue

  Software Revenue

        Software revenue decreased $1.3 million or 12% to $9.5 million during the nine months ended September 30, 2002 from $10.8 million during the nine months ended September 30, 2001. The quarter ended March 31, 2001 was the last quarter of the Company's former fiscal year. During the quarter ended March 31, 2001, many of the larger licensing transactions for software that had been developed during the fiscal year ended March 31, 2001 were signed, the products shipped and the revenue recorded. In the nine months ended September 30, 2001, the Company recorded one such transaction in excess of $1.0 million that was not replicated in the nine months ended September 30, 2002. In addition, due to weak economic conditions many customers have delayed or curtailed their technology capital spending. Customers have restricted their software purchases to essential requirements and have reduced investments in software designed to accommodate projected customer growth. The effect of these factors was partially offset later in the period as our revenues began to recover.

  Support Revenue

        Support revenue decreased $0.3 million or 2% to $11.9 million during the nine months ended September 30, 2002 from $12.2 million during the nine months ended September 30, 2001. The decrease in support revenues was primarily due to the lower software license sales in previous quarters.

  Services Revenue

        Services revenue increased $0.2 million or less than 1% to $27.6 million during the nine months ended September 30, 2002 from $27.4 million during the nine months ended September 30, 2001. The Company has been able to maintain its service revenues despite weak economic conditions through several large follow-on consulting assignments with clients who had licensed our products in prior periods.

    Cost of Revenue

        Cost of revenue decreased $1.2 million or 5% to $24.1 million during the nine months ended September 30, 2002 from $25.3 million during the nine months ended September 30, 2001. This decrease was primarily due to a decrease in activity during 2002. Cost of revenue as a percentage of total revenue deceased slightly to 49%, during the nine months ended September 30, 2002, from 50% during the nine months ended September 30, 2001. The decrease was due primarily to more efficient use of staff in delivering services. In addition, Artemis employees as opposed to non-employee consultants provided a larger percentage of our services.

    Gross Profit

        Total gross profit for the nine months ended September 30, 2002 was $24.9 million, a decrease of $0.2 million, or less than 1%, from $25.1 million for the nine months ended September 30, 2001. Gross profit margin for the 2002 period increased one percentage point, to 51% for the nine months ended September 30, 2002, from 50% for the 2001 same period of 2001, due primarily to the proportionately greater reduction in the costs of revenues.

    Operating Expenses

  Selling and Marketing expenses

        Selling and Marketing expenses decreased $4.2 million or 33% to $8.7 million during the nine months ended September 30, 2002, from $12.9 million during the nine months ended September 30, 2001. The decrease was the result of management's concentrated efforts to reduce discretionary expenses in a challenging economy.

  Research and development

        Research and development expenses decreased $2.2 million or 27% to $6.0 million during the nine months ended September 30, 2002 as compared to $8.2 million for the same period of 2001. The decrease was primarily due to increased efficiencies and reduction and reallocation of personnel as we reacted to general economic conditions during the latter part of 2001 and the first half of 2002.

  General and administrative

        General and administrative expenses increased $3.9 million or 56% to $10.9 million during the nine months ended September 30, 2002, from $7.0 million during the nine months ended September 30, 2001. The increase reflects legal and accounting fees incurred as we built our corporate infrastructure and continued the process of integrating and consolidating the management of the Company after the reverse acquisition of Artemis in July 2001.

  Amortization expense

        Amortization expense decreased $9.1 million or 75% to $3.1 million during the nine months ended September 30, 2002, from $12.2 million during the nine months ended September 30, 2001. The decrease is due to the reevaluation and write-off, in December 2001, of all remaining goodwill and a portion of the intangible assets arising from the pushdown accounting of Proha's August 2000 acquisition of Legacy Artemis.

Non-operating (income) expenses, net

        The Company incurred net non-operating expenses of $0.8 million and $0.6 million during the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to a reduction in interest expense due to lower average borrowings and average interest rates and an increase in foreign exchange losses during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

Liquidity and Capital Resources

        Our operating activities used $0.3 million and $6.1 million during the nine months ended September 30, 2002 and 2001, respectively. The effect of our net loss of $4.5 million for the nine months ended September 30, 2002 was offset by (i) non-cash depreciation and amortization expenses of $4.7 million, (ii) non-cash loss in equity of unconsolidated subsidiaries of $0.3 million, (iii) a decrease in accounts receivable of $0.9 million, (iv) a decrease in prepaid expenses and other assets of $0.5 million and (v) an increase in deferred revenues of $0.6 million. We used $2.8 million to reduce accounts payable, accrued expenses, other liabilities and equity. During the nine months ended September 30, 2001 the $6.1 million cash used in operations was primarily due to the net loss of $17.1 million adjusted for non-cash amortization of goodwill and depreciation of $12.9 million, and changes in operating assets and liabilities.

        Our investing activities used cash of $0.5 million, representing capital expenditures, during the nine months ended September 30, 2002. Our investing activities provided $13.9 million during the nine month ended September 30, 2001. The entities that were contributed by Proha, the former parent of Legacy Artemis provided $0.8 million. Approximately $13.6 million was provided as a result of the acquisition of Opus360. Cash provided was slightly offset by capital expenditures of $0.6 million.

        Our financing activities provided $0.0 million during the nine months ended September 30, 2002 and used $4.7 million during the nine months ended September 30, 2001. The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations. Fundings under our line of credit, net of repayments were $1.1 million during the nine months ended September 30, 2002. In addition, we repaid $0.9 million of debt to lenders and $0.3 million on behalf of Proha during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, the Company's financial statements reflect a reduction in shareholders' equity as a result of certain assets in the amount of $2.1 million being retained by Proha, the parent company of Legacy Artemis, which were excluded from the business combination pursuant to the Share Exchange Agreement. The Company also repaid approximately $5.4 million of debt and received additional financing of $2.8 million during the nine months ended September 30, 2001.

        The Company's outstanding balance under its lines of credit at September 30, 2002 was $2.2 million. Long term debt, including the current portion, totaled $1.5 million at September 30, 2002. One of our lending agreements includes various financial covenants with which the Company has periodically been in non-compliance. Our lender has waived compliance with these covenants at March 31, 2001. The Company is in default at September 30, 2002, but has requested a continuation of this waiver.

        In the fourth quarter of fiscal year 2001, the Company took a number of actions to reduce on-going costs, including deferring development, marketing and sales support for its Workforce Procurement and Workforce Management product lines. Worldwide staffing levels were reduced approximately seven percent in support of this effort. The Company's near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions.

        The Company's consolidated financial statements have been prepared assuming the Company will continue as a going concern based upon management's plans discussed above. Accordingly, the consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management feels that they have sufficient flexibility in fixed, semi-fixed and variable costs to fund its operations for the foreseeable future with the aforementioned sources of funds to continue as a going concern.

        A summary of our future contractual obligations and commercial commitments as of September 30, 2002 is as follows:

	Total	2002	2003	2004	2005	2006 and thereafter
Long-term debt	$1,471	$1,027	$280	$41	$123	—
Operating leases	5,810	1,082	2,999	1,108	539	82

	$7,281	$2,109	$3,279	$1,149	$662	$82

Related Party Transactions

        Proha holds approximately 80% of the Company's outstanding Common Stock. The Company had the following amounts due from and payable to Proha at September 30, 2002 and December 31, 2001, respectively:

	September 30, 2002	December 31, 2001
Other receivables due from Proha	$—	$245
Other payables to Proha	$135	$423

        At September 30, 2002 and December 31 2001, the Company maintained equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS(Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method. The Company records its equity interest in losses first to the investment balance, then against loans or advances.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

        At September 30, 2002, the majority of the Company's cash balances were held primarily in the form of short-term highly liquid investment grade money market securities. As a result, the Company's interest income may be sensitive to changes in the general level of interest rates. However, due to the short-term nature of its investments, the Company believes that it is not vulnerable to any material interest or market rate risks. The Company's long-term and short-term debt has been issued at market rates and is not considered vulnerable to any material interest or market rate risks.

Item 4.    Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries required to be included in our periodic filings with the Securities and Exchange Commission.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York. Ten similar putative class actions also were filed in the Court. By Order dated August 10, 2001, the Court consolidated all eleven actions and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the "Amended Complaint"). The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001. Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company's initial public offering ("IPO") and two shareholders who sold stock in a secondary offering concurrent with the IPO. The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the prices of the Company's securities to be inflated artificially. It asserted violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933. Damages in unspecified amounts and certain rescission rights were sought.

        In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint. By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the "Second Amended Complaint"). On October 30, 2002, plaintiffs served their Second Amended Complaint, which contains allegations similar to those in the Amended Complaint. The Company intends to file a motion to dismiss the Second Amended Complaint and to contest the lawsuit vigorously.

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

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

Artemis held a special meeting of stockholders on October 21, 2002 to consider and vote upon four alternative proposals to adopt an amendment to our Amended and Restated Certificate of Incorporation to effect, alternatively, one of four different reverse stock splits, as determined in good faith by our board of directors. The following summarizes the four proposals submitted for a vote of the stockholders at that meeting:
Proposal 1.	To amend the Company's Amended and Restated Certificate of Incorporation to effect a one for 25 reverse stock split.
Votes "For"—229,887,172 shares
Votes "Against"—1,135,226 shares
Votes "Abstained"—33,494 shares
Proposal 2.	To amend the Company's Amended and Restated Certificate of Incorporation to effect a one for 50 reverse stock split.
Votes "For"—229,701,195 shares
Votes "Against"—1,326,800 shares
Votes "Abstained"—27,897 shares
Proposal 3	To amend the Company's Amended and Restated Certificate of Incorporation to effect a one for 75 reverse stock split.
Votes "For"—229,666,158 shares
Votes "Against"—1,361,862 shares
Votes "Abstained"—27,872 shares
Proposal 4	To amend the Company's Amended and Restated Certificate of Incorporation to effect a one for 100 reverse stock split.
Votes "For"—229,924,417 shares
Votes "Against"—1,114,468 shares
Votes "Abstained"—17,007 shares

Proposals 1, 2, 3 and 4 were approved by the Artemis stockholders at the special meeting. The Company's board of directors shall determine whether to actually effect the reverse stock split and, if so, which of the approved four ratios shall be used.

Item 5.    Other Information

        None.

Item 6.    Exhibits and Reports on Form 8-K.

  a.
  Exhibits.

    None

  b.
  Reports on Form 8-K.

    On September 13, 2002, the Company filed a Current Report on Form 8-K to (1) attach the Company's Amended and Restated Bylaws of Artemis International Solutions Corporation and (2) attach the Company's September 13, 2002 press release announcing that the Company's Board of Directors had approved a proposal to affect a reverse stock split.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation
Date:	November 13, 2002	/s/ MICHAEL J. RUSERT Michael J. Rusert, Chief Executive Officer

Date:	November 13, 2002	/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich, Chief Financial Officer (principal financial officer and chief accounting officer)

Certification of CEO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Rusert, the Chief Executive Officer of Artemis International Solutions Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Artemis International Solutions Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ MICHAEL J. RUSERT Michael J. Rusert, Chief Executive Officer

Certification of CFO Pursuant to
Securities Exchange Act Rules 13a-14 and 15d-14
as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert S. Stefanovich, the Chief Financial Officer of Artemis International Solutions Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Artemis International Solutions Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002	/s/ ROBERT S. STEFANOVICH Robert S. Stefanovich, Chief Financial Officer

QuickLinks

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION Quarterly Report on Form 10-Q For the Quarter Ended September 30, 2002 TABLE OF CONTENTS
ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION CONSOLIDATED BALANCE SHEETS
ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
Artemis International Solutions Corporation Notes to the Consolidated Financial Statements (Unaudited) (all tabular amounts in thousands except per share amounts)
Certification of CEO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002