Form 10-K
period 2002-12-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2003-04-15
CIK 1099674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-29793

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	13-4023714
(State of Incorporation)	(I.R.S. Employer Identification Number)

4041 MacArthur Boulevard, Suite 260, Newport Beach, CA 92660
(Address of principal executive offices, including zip code)

(949) 660-7100
(Registrant’s telephone, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $0.5 million.  There were 9,964,767 shares of common stock outstanding as of March 31, 2003.

ARTEMIS INTERNATIONAL SOLUTIONS CORP.

Annual Report on Form 10-K

For the Year Ended December 31, 2002

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement”.

PART I

Item 1.  Business.

Overview

Artemis International Solutions Corporation and Subsidiaries, (“Artemis”, “We” or the “Company”) is a provider of enterprise-based portfolio and project management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 41 offices in 27 countries.

The Company offers a broad selection of high-end software tools spanning the entire spectrum of portfolio and project management tools, including investment analysis and monitoring, initiatives alignment, “what-if” scenario analysis, task estimating, time tracking, scheduling, budgeting, forecasting, resource and cost analysis reporting, proactive business alerts and gateways to other enterprise applications.  Artemis’ solutions estimate, plan, track, and manage business projects, resources, programs and portfolios using a comprehensive suite of integrated portfolio, project and resource software applications, helping clients significantly improve their ability to execute projects in a timely, controlled manner. Using the Company’s products, clients can realize such tangible business benefits as greater return on investments, better alignment of business initiatives with company objectives, higher project success rates, reduced cost overruns, quicker product development cycles, and more cost effective allocation and usage of critical corporate resources.

The Company has a proud 27-year history of successfully delivering Enterprise and Project Management solutions to Global 2000 customers with the most extensive portfolio and project management needs. Companies trust Artemis’ software to manage their business-critical processes.  Customers use our software in such notable projects as (i) managing the Joint Strike Fighter program for the US government, (ii) maintaining nuclear power stations, (iii) developing new pharmaceuticals and (iv) helping governmental agencies promote business efficiency through better alignment and allocation of resources.

Our corporate offices are located at 4041 MacArthur Boulevard, Suite 260, Newport Beach, CA 92660 and our telephone number at that address is (949) 660-7100.

Strategy

The Company’s overall mission is to enable Global 2000 companies – from the executive to the knowledge worker - to achieve success; and to that end it has been restructured to become a more customer-centric organization.

Artemis has aligned its customer facing functions of sales, consulting, marketing and strategic alliances to seven key vertical markets, (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals,  (iv) Government, (v) Financial Services (vi) Automotive, and (vii) High Technology.  Product Management and Research and Development efforts are focused on developing solutions to meet the needs of these markets.  In response to changing market needs, the Company is changing the way it markets its solutions offerings.  Rather than branding specific products such as “Portfolio Director”, “ViewPoint”, or “Views”, the Company will leverage the Artemis brand when marketing to each targeted market.  Software solutions will now be marketed and licensed by the functionality they provide. As such, Portfolio Director has been re-branded as Artemis Portfolio Management, which more accurately reflects current market needs, nomenclature and positioning.  In like manner, Artemis Views and ViewPoint become Artemis Project and Artemis Resource Management.  Artemis will focus on providing comprehensive solutions with integrated capabilities based on specific customer needs within each targeted vertical, as opposed to embracing a “point solution”.  The Company’s belief is that offering a comprehensive, integrated solution that optimizes business processes from the executive to the knowledge worker provides a much stronger value proposition to customers than departmental or point solutions.

Key Business Focus

Artemis manages its business on a geographic basis and provides three primary solutions offerings:  “Portfolio Management”, “Project Management” and “Resource Management”.  In addition, the Company leverages an international consulting organization, characterized by institutionalized and proprietary portfolio and project management methodologies and best practice procedures to support its offerings. Artemis’ primary solutions offerings are as follows:

•                  Portfolio Management

Artemis Portfolio Management is a Web-based, enterprise-level offering designed to improve executives’ ability to align strategic initiatives with overall business objectives.  Artemis Portfolio Management gives Global 2000 companies the ability to improve financial performance by reducing investment risks and cost overruns. Artemis Portfolio Management provides an intuitive, Web-based approach for sophisticated return-on-investment analysis of program investments and their alignment to strategic business priorities.

•                  Project Management

Artemis Project Management leverages client/server and Web-based technology to provide an enterprise-level project and resource management solution.  Artemis Project Management significantly improves project stakeholders’ ability to tactically and strategically initiate, plan and manage complex projects.  Using its enterprise collaboration capability, the organization’s widely dispersed resources can collaborate more effectively and efficiently on a common objective under the exception-based direction of project managers at all levels.

•                  Resource Management

Artemis Resource Management capabilities support the Company’s more general Portfolio and Project Management offerings, and provide the tools and processes required to make the most effective use of the human resources involved in the planning and executing of programs and projects.  Specifically, Artemis Resource Management helps enterprises get personnel, including all project leaders and individual contributors, assigned to and working on the highest priority of projects.

•                  Consulting and Training Services

Drawing on the consolidated experience of a global network of over 250 consultants specialized in portfolio, project and resource management, Artemis Consulting has developed a structured methodology called pm² (Project Management Methodology). The methodology ensures a logical phased approach to business process improvement by integrating the technical, organizational and cultural changes associated with establishing an effective project-driven approach to business management.

Selling and Marketing

Artemis markets its solutions and services primarily through its own direct sales and service organizations. Sales and service groups are based in our headquarters and in field offices located in several countries in the United States, Europe and Asia.  Our subsidiaries directly license and support our Artemis software products in their local countries and through distributors and in other countries where Artemis does not operate through a direct sales subsidiary.

In addition, Artemis’ marketing and sales efforts are supported by a variety of initiatives, including:

•                  Channels

In addition to our direct sales force, Artemis distributes its products through OEMs, distributors, and value-added resellers.  The Company has established a formal but flexible approach to partnering with specific professional services organizations.  Artemis supports its partners with a wide variety of sales and marketing activities, including, (i) product training, (ii) sales support, (iii) dedicated customer support, (iv) technical support and (v) sales incentives.

•                  Customer Referrals

Word-of-mouth from satisfied customers continues to be one of Artemis’ most effective promotional activities and lead sources.  The strength and high-profile nature of Artemis’ referenceable customer base is a critical ingredient in the Company’s new vertical marketing strategy.

•                  Marketing Communications

To support its overall vertical marketing and sales strategy, Artemis pursues a very focused approach to marketing communications.  It participates in trade shows, events, and local seminars as “citizens of vertical industries”; participates in vertically-oriented publications, and works with industry analysts that cover the Portfolio and Project Management sectors.  All marketing communications activities are designed to support the selling process.

Clients

Artemis provides mission-critical software solutions to hundreds of Global 2000 clients worldwide, such as ABN AMRO Bank N.V., BAE SYSTEMS, The Boeing Company, Deutsche Bank, Ericsson, Exelon, First Union National Bank, The Goldman Sachs Group Inc., The Goodyear Tire and Rubber Company, Lockheed Martin, Marconi Plc, Italy’s Ministry of Infrastructure, Nokia, Pfizer Inc., Sun Microsystems Inc., Toshiba, Union Carbide, and Unisys.

Artemis distributes its products directly to customers in the United States, United Kingdom, France, Finland, Germany, Italy, Japan and the Far East. It also markets through a distributor network in other European countries, Scandinavia, Australia and Asia/Pacific.

During the years ended December 31, 2002 and 2001, one client, Lockheed Martin Corporation, accounted for approximately $12.3 million (about 18%) and $8.1 million (about 12%), respectively, of consolidated revenue.  Substantially all of this revenue was recorded in the United States.

Strategic Partners and Alliances

Artemis is committed to working with long-time, strategic partners to make sure our customers are provided with the most comprehensive and integrated enterprise, portfolio, project and resource management solutions available.  Artemis’ cost control, resource tracking, project analysis and enterprise project planning applications are integrated with many of the world’s leading Enterprise Resource Planning (ERP) application providers and complementary software providers. Our strategic alliances include companies such as Changepoint Corporation, Categoric Software, Citrix Systems Incorporated, Cognos Corporation, Concur Technologies, CS Solutions, Okaya & Co., Ltd., Oracle Corporation, People Sciences Inc., PricewaterhouseCoopers LLP, Sun Microsystems Inc., and Toshiba Corporation. Through these strategic alliances, Artemis has helped businesses build on existing investments in software and processes, improve data integrity, increase business efficiency and streamline overall decision-making.

Intellectual Properties

We license our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer the software to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We protect our software, documentation, templates and other written materials under trade secret and copyright laws, which afford only limited protection.

Competition

There is intense competition in the portfolio and project management software marketplace. We compete against industry giants such as Microsoft and SAP and the in-house development efforts of companies creating individualized solutions, as well as other software application vendors offering point products. Our current independent software vendor competition includes, among many others, Niku Corporation, Primavera Systems Inc. and ProSight Inc.

Employees

Artemis directly employs approximately 437 persons on a worldwide basis; 112 in the United States, 282 in Europe, and 43 in Asia. None of our employees are represented by a labor union or a collective bargaining agreement. We have not experienced any work stoppages and consider our relations with our employees to be good.

Worldwide Revenues

Our revenue is segmented by geographic region based upon management responsibility for such operations.  The following table presents information about the Company’s revenue (net of eliminations) by geographic area for the two years ended December 31, 2002, and the nine months ended December 31, 2000:

			For the nine
	For the years ended		months ended
	December 31,		December 31,
	2002	2001	2000
	(in thousands)
United States	$28,074	$26,583	$16,823
United Kingdom	8,148	7,321	7,816
Japan	6,335	7,247	6,571
France	7,868	7,811	832
Finland	7,082	7,377	1,928
Italy	5,686	6,468	495
Other	5,471	4,839	357
	$68,664	$67,646	$34,822

We incurred research and development expenses of approximately $7.9 million, 9.9 million and 8.3 million, respectively for the years ended December 31, 2002, 2001 and the nine months ended December 31, 2000.

Company History

As used herein:

•                  “Opus360” refers to Opus360 Corporation prior to the closing of certain share exchange transactions.  Opus360 Corporation was incorporated in August 1998 to provide an integrated web-based service to streamline the procurement and management of professional services.

•                  “Legacy Artemis” refers to Artemis Acquisition Corporation (“Legacy Artemis”), a Delaware corporation and the parent Artemis business organization.  Prior to the share exchange transactions described below, Legacy Artemis was a wholly owned subsidiary of Proha Plc (“Proha”), a Finnish corporation.  Legacy Artemis was a developer and supplier of comprehensive project and resource collaboration application software products and consulting services.

•                  In November 2001 the Company changed its name to “Artemis International Solutions Corporation” which refers to Opus360 Corporation after the closing of certain Share Exchange Transactions.

In April 2001, Opus360 and Proha entered into a share exchange agreement (the “Share Exchange Agreement”), pursuant to which, Opus360 exchanged 80% of its post-transaction outstanding Common Stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

Proha acquired Legacy Artemis and transferred its interests in several companies based in Europe, Asia and the United States to Legacy Artemis in August 2000.  In addition, Proha contributed its directly held interests in several companies to Artemis in conjunction with the Share Exchange Transactions effective July 31, 2001.  Each of the “Contributed Businesses” is reflected as having been contributed by Proha as of the later of the date Legacy Artemis was acquired by Proha, or the date these interests were under the control of Proha.  These Contributed Businesses are included in the results of Artemis as of the effective date a majority interest is transferred to Artemis.

The active Contributed Businesses and the effective dates of their contribution to Legacy Artemis are as follows:

Current Company Name	Location	Contribution Date
Artemis Finland OY	Finland	August 24, 2000
Artemis International Solutions Ltd.	United Kingdom	August 24, 2000
Artemis International Limited	Japan	August 24, 2000
PMSoft Asia Pte. Ltd.	Singapore	December 1, 2000
Artemis International S.p.A.	Italy	December 1, 2000
Enterprise Management Systems Sarl	Italy	December 1, 2000
Artemis International Sarl	France	December 1, 2000
Solutions International	France	December 1, 2000
Artemis International Gmbh	Germany	December 1, 2000

The transactions were structured in two steps since the number of authorized Opus360 shares needed to be increased to allow for the issuance of 8 million new shares to Proha in satisfaction of the 80% requirement.  Despite its two step structure, the transaction was accounted for upon the consummation of the first closing because Proha gained a majority controlling interest and the voting agreements discussed below effectively “locked in” phase two of the transaction.

In connection with the Share Exchange Agreement, Proha entered into two voting agreements, one with Ari Horowitz, (cofounder of Opus360 and member of the Artemis Board of Directors), and one with Opus360.  Pursuant to these agreements, Ari Horowitz agreed among other things to cause all of his 133,000 shares of Opus360 common stock to be voted in favor of the second closing.  Also, Proha agreed among other things to cause all of its 3.0 million shares of Opus360’s common stock to be voted in favor of the second closing.

As a result of the above agreements, there were commitments to vote in favor of the second closing representing approximately 62% of the outstanding common stock.  Accordingly, the transaction was not treated as a step acquisition since Proha obtained a majority controlling and voting interest upon consummation of the first closing.

On July 31, 2001, Opus360 consummated the first phase of the share exchange.  In connection with the share exchange Opus 360 acquired all of the capital stock of Legacy Artemis in exchange for approximately 3 million shares of the Opus360’s common stock.  As a result of this exchange, Proha obtained its controlling ownership and management interest in Opus360.  Accordingly, the transaction was accounted for as a reverse acquisition with Legacy Artemis treated as the accounting acquiror and accounted for under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The second closing was completed on November 20, 2001 by Opus360’s filing of a Definitive Proxy Statement with the Securities and Exchange Commission (the “SEC”) containing the required disclosures and financial information of the combined and consolidated companies.  At the second closing, Opus360 delivered approximately 5 million additional shares of Opus360’s common stock in return for the delivery by Proha of 19.9% of the outstanding common stock of two Proha subsidiaries. Since completion of the second closing, Proha has owned approximately 80% of the post-transaction outstanding common stock of the Company.

In November 2002, the Company sold its 19.9% interest in Accountor OY to Pretax Ltd, an unrelated party, for a pretax gain of approximately $0.7 million.

Item 2.  Properties

Artemis leases all of its United States and international facilities pursuant to leases that expire between August 31, 2003 and September 30, 2009. Two of these leases have single renewal options. Artemis International’s corporate headquarters are currently located at 4041 MacArthur Blvd, Newport Beach, California. The Company also maintains facilities at 6260 Lookout Road, Boulder Colorado, where the Company occupies approximately 10,500 square feet of office space under a lease that will expire in August 2003, and various other locations across the United States, Europe and Asia. The Company’s facilities comprise a total of 38,000 square feet in the United States and 28,000 square feet in Europe and Asia. We believe our current facilities are sufficient for our needs.

Item 3.  Legal Proceedings

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York.  Ten similar putative class actions also were filed in the Court.  By Order dated August 10, 2001, the Court consolidated all eleven actions and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”).  The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO.  The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the prices of the Company’s securities to be inflated artificially.  It asserted violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933.  Damages in unspecified amounts and certain rescission rights were sought.

In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint.  By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contains allegations similar to those in the Amended Complaint.  The defendants, including the Company, moved to dismiss the Second Amended Complaint on December 31, 2002. Briefing on defendants’ motion to dismiss the Second Amended Complaint is scheduled to be completed by April 25, 2003.  In the interim, the parties have reached an agreement in principle to settle all claims asserted and that could have been asserted in this litigation.  Under the terms of the proposed settlement, which is still subject to further documentation and court approval, most of the settlement proceeds would be paid by the insurance carrier pursuant to the Company’s D&O coverage, and the Company would pay an immaterial amount.

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

Proposal 1.                                   To amend the Company’s Amended and Restated Certificate of Incorporation to effect a one for 25 reverse stock split.

Votes “For”—9,195,484 shares

Votes “Against”—45,409 shares

Votes “Abstained”—1,340 shares

Proposal 2.                                   To amend the Company’s Amended and Restated Certificate of Incorporation to effect a one for 50 reverse stock split.

Votes “For”—9,188,048 shares

Votes “Against”—53,072 shares

Votes “Abstained”—1,116 shares

Proposal 3                                      To amend the Company’s Amended and Restated Certificate of Incorporation to effect a one for 75 reverse stock split.

Votes “For”—9,186,646 shares

Votes “Against”—54,474 shares

Votes “Abstained”—1,115 shares

Proposal 4                                        To amend the Company’s Amended and Restated Certificate of Incorporation to effect a one for 100 reverse stock split.

Votes “For”—9,196,977 shares

Votes “Against”—44,579 shares

Votes “Abstained”—680 shares

Proposals 1, 2, 3 and 4 were approved by the Artemis stockholders at the special meeting.  On February 7, 2003, the Company announced it had effected a one for twenty-five  reverse stock split.

Part II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock was listed on the NASDAQ National Market (“NASDAQ”) under the symbol “OPUS” from April 4, 2000 until June 29, 2001.  Since June 29, 2001, the stock has traded on the NASDAQ – Over-the-Counter Bulletin Board (“OTCBB”).  Effective November 25, 2001, the trading symbol on the OTC BB was changed to “AISC”.  Subsequent to the Company’s one for twenty-five reverse stock split on February 7, 2003, the trading symbol was changed to “AMSI”. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the reverse stock split. At March 31, 2003, the number of stockholders of record was approximately 812 (excluding beneficial owners and any shares held in street name or by nominees).  The following table sets forth the quarterly high and low sales prices per share, as retroactively adjusted for the aforementioned reverse stock split.  The prices after June 28, 2001 represent over-the-counter market quotations between dealers without retail markup, mark down or commission, and may not necessarily represent actual transactions.

	Artemis International Solutions Corp
	High	Low
YEAR ENDED DECEMBER 31, 2001
First Quarter	$25.75	$2.34
Second Quarter	12.25	1.56
Third Quarter	3.25	1.25
Fourth Quarter	2.50	1.00
YEAR ENDED DECEMBER 31, 2002
First Quarter	1.50	1.00
Second Quarter	1.25	0.25
Third Quarter	2.25	0.25
Fourth Quarter	1.75	0.75
YEAR ENDING DECEMBER 31, 2003
First Quarter	2.50	1.00

On April 7, 2003, the last sale price of our Common Stock was $1.50 per share.

Dividend Policy

During the nine months ended December 31, 2000, Legacy Artemis paid a cash dividend of $140,000.  We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal and regulatory restrictions on the payment of dividends and other factors that our board of directors deems relevant.

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2002.  See Notes 1 and 15 to the Company’s financial statements attached hereto.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	995,215	$21.28	407,736
Equity compensation plans not approved by shareholders	103,670	$120.26	—
Total	1,098,885	$10.08	407,736

The Company has granted options to purchase the Company’s common stock under various plans to employees and directors.  All stock option plans are administered by the compensation committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period.  Options generally vest over terms of three to five years and have a maximum life of ten years.

The stock option plans adopted by Opus360 prior to the consummation of the Share Exchange Transactions, and the related stock options continue in full force and effect.  Even though Legacy Artemis is the acquiror for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. Options granted under Opus 360 plans are redeemable in the common stock of Artemis. Following is a description of the Company’s non stockholder-approved stock option plans of Opus 360 and Legacy Artemis prior to the merger, and the status of the plans after July 31, 2001.

•                    The 2000 Non-Employee Directors’ Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 42,000 non-qualified stock options to non-employee board members.  Approximately 42,000 options granted under the Non-Employee Directors Plan remain outstanding at December 31, 2002.

•                    The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  Approximately 47,000 of these stock options with an exercise price of $250.00 are outstanding and exercisable as of December 31, 2002.  The options are exercisable until February 2010.

•                    The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2002, approximately 4,000 of the options with a weighted average exercise price of $146.25 remained outstanding.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.  The selected consolidated financial data are derived from our audited and unaudited consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and may incur losses in the future.  These and other factors as described in Note 1 raise substantial doubt about its ability to continue as a going concern.

			Nine Months Ended December 31, 2000(a)(b)
	Year Ended December 31,			Year Ended March 31,
	2002	2001		2000	1999	1998
		(unaudited)
	(in thousands, except per common share data)
Summary of operations data
Revenues	$68,664	$67,646	$34,822	$49,303	$42,781	$37,533
Operating (loss) income	(3,746)	(66,483)	(11,398)	42	(265)	628
Net (loss) income	(3,948)	(59,764)	(10,797)	1,060	(1,389)	(132)
Basic (loss) earnings per common share:	$(0.40)	$(6.78)	$(1.40)	$0.14	$(0.19)	$(0.02)
Shares used in computing basic earnings (loss) per common share	9,965	8,816	7,689	7,426	7,412	7,412
Diluted (loss) earnings per common share:	$(0.40)	$(6.78)	$(1.40)	$0.14	$(0.19)	$(0.02)
Shares used in computing earnings (loss) per common share	9,965	8,816	7,689	7,525	7,412	7,412

Balance sheet data:
Cash	$7,766	$5,081	$3,200	$1,199	$1,514	$4,212
Working capital deficiency	(5,414)	(5,785)	(2,823)	(2,477)	(2,911)	(1,671)
Total assets	41,873	40,193	103,488	23,421	24,330	21,172
Long-term debt, including amounts due within one year	1,185	2,618	5,546	9,384	10,865	6,615
Total stockholders' equity (deficit)	5,780	9,582	60,905	(996)	(1,577)	150

(a)          On August 24, 2000 Proha purchased all of the outstanding common stock of Legacy Artemis. The purchase was structured as a share exchange whereby Proha issued shares of its publicly traded common stock to Legacy Artemis’ equity holders in exchange for all of Legacy Artemis’ common stock. As a result of the transaction Legacy Artemis recorded goodwill of approximately $30.7 million.  Legacy Artemis also recorded approximately $32.3 million of identifiable intangible assets and an expense of $2.3 million attributed to in-process research and development.

(b)         During the nine months ended December 31, 2000, Legacy Artemis paid a cash dividend of $140,000. No other dividends were declared or paid since Legacy Artemis’s inception.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition and results of operations of Artemis International Solutions and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this report include “forward-looking” statements (versus historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, the Company invokes the protections afforded by the Private Securities Litigation Reform Act of 1995.

Overview

Artemis International Solutions Corporation, (“Artemis”, “We” or the “Company”) is a provider of enterprise-based portfolio, project and resource management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 41 offices in 27 countries. Artemis services seven key vertical markets, (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals,  (iv) Government, and (v) Financial Services (vi) Automotive, and (vii) High Technology.

As used herein:

•                  “Opus360” refers to Opus360 Corporation prior to the closing of certain share exchange transactions.  Opus360 Corporation was incorporated in August 1998 to provide an integrated web-based service to streamline the procurement and management of professional services.

•                  “Legacy Artemis” refers to Artemis Acquisition Corporation (“Legacy Artemis”), a Delaware corporation and the parent corporation of the Artemis business organization.  Prior to these share exchange transactions, Legacy Artemis was a wholly owned subsidiary of Proha Plc (“Proha”), a Finnish corporation.  Legacy Artemis was a developer and supplier of comprehensive project and resource collaboration application software products and consulting services.

•                  In November 2001 the Company changed its name to “Artemis International Solutions Corporation” which refers to Opus360 Corporation after the closing of certain share exchange transactions.

In April 2001, Opus360 and Proha entered into a share exchange (the “Share Exchange Agreement”), agreement pursuant to which, upon completion of the transactions contemplated under such agreement, Opus360 exchanged 80% of its post-transaction outstanding Common Stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived and intangible assets, and the amortization of intangible assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

•                  Revenue recognition;

•                  Valuation of long-lived and intangible assets;

•                  Amortization of intangible assets;

•                  Valuation of deferred tax assets; and

•                  Estimating the allowance for doubtful accounts.

Revenue recognition.

The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition, as well as SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4.  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products and do not include significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Valuation of long-lived and intangible assets.

The Company’s business combinations were accounted for using the purchase method of accounting.  In connection with the reverse acquisition of Opus360, the adoption of SFAS No. 141, Business Combinations resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of the acquired Opus360 non-current assets.  At December 31, 2001, the Company recorded an impairment charge which resulted in the complete write-off of goodwill and a partial write-off of its identifiable intangible assets.  As a result of the complete write off of the goodwill at December 31, 2001, the adoption of SFAS No. 144 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, had no impact on the amortization expense during 2002.  In accordance with SFAS No. 144, we assess other intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets.  If we determine that the carrying value of other intangible assets and other long-lived assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with SFAS No. 144.

Amortization of intangible assets

Intangible assets at December 31, 2002 consist of acquired customer bases and current core technology. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase.  The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The discount rate was estimated based on the implied rate of the transaction, the weighted average cost of capital and the percentage of completion at the acquisition date. The projected net cash flows from such projects were based on management’s estimates of revenues and operating profits related to such projects.  The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 42 months from January 1, 2002.

Valuation of deferred tax assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Allowance for doubtful accounts.

We establish our allowance for doubtful accounts based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Results of Operations

The following table sets forth the percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2002	% of Revenue	2001	% of Revenue	2000	% of Revenue
			(Unaudited)		(Unaudited)
	(in millions)
Revenue:
Software	$15.1	22	$15.1	22	$17.3	37
Support	15.7	23	15.5	23	12.0	25
Services	37.9	55	37.0	55	18.3	38
	68.7	100	67.6	100	47.6	100

Cost of revenue:
Software	1.7	2	2.5	4	1.5	3
Support	6.4	9	6.7	10	5.6	12
Services	24.6	36	23.9	35	13.5	28
	32.7	47	33.1	49	20.6	43

Gross margin	36.0	53	34.5	51	27.0	57

Operating expenses:
Selling and marketing	12.5	18	16.8	25	11.7	25
Research and development	7.9	11	9.9	15	10.3	22
General and administrative	15.1	22	10.9	16	5.0	11
Amortization expense	4.2	6	18.8	28	7.9	17
Impairment charge	—	—	43.4	64	—	—
Management fees	—	—	0.8	1	1.5	3
Acquisition costs	—	—	0.4	1	1.9	4
	39.7	57	101.0	150	38.3	82

Operating loss	(3.7)	(4)	(66.5)	(99)	(11.3)	(25)

Non operating (income) expense:
Interest expense, net	0.2	—	0.8	1	0.8	2
Equity in net loss of unconsolidated affiliate	0.2	—	0.9	1	0.9	2
Gains on sale of subsidiary and investee	(1.0)	(1)	—	—	—	—
Other expense, net	0.7	1	1.2	2	0.2	—
Foreign exchange (gain) loss	(0.4)	(1)	0.2	—	0.2	—
Non operating (income) expense, net	(0.3)	(1)	3.1	4	2.1	4

Income tax expense (benefit)	0.5	1	(9.7)	(14)	(4.2)	(9)
Net loss	$(3.9)	(4)	$(59.9)	(89)	$(9.2)	(20)

2002 compared to 2001

Revenue

Software Revenue

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue remained flat at $15.1 million during 2002 and 2001.  Many customers responded to uncertain economic and political conditions in 2001 by delaying or curtailing their technology capital spending.  In addition, customers restricted their software purchases to essential requirements and reduced investments in software designed to accommodate projected customer growth.  Consequently, our software revenues declined in the second half of 2001 and the first half of 2002.  However, during the second half of 2002, our software revenues started to recover as (1) our customers began to increase their investment purchases and (2) our newer products such as our Portfolio Director and Viewpoint gained acceptance in certain European countries, particularly the UK, France, Germany and Italy.  Management expects the overall trend of increasing software sales to continue during 2003.  In particular, management expects increased sales of its Portfolio Management Solutions.

Support Revenue

Support revenue consists of fees for providing software updates and technical support for our software products.  Support revenue increased $0.2 million or 1% to $15.7 million during 2002 from $15.5 million during 2001.  The increase in support revenues was primarily due to the recovery in our software license sales in the latter portion of 2002.  That is to say, as the number and size of software licenses increased during the latter portion of 2002, our customers’ requirements for technical support and updates of software increased accordingly.

Services Revenue

Services revenue consists of fees for consulting and training generated by our personnel and through subcontracted third-party arrangements.  Services revenue increased $0.9 million or 2% to $37.9 million during 2002 from $37.0 million during 2001.  The Company has been able to maintain its service revenues despite weak economic conditions through several large follow-on consulting assignments with clients who had licensed our products in prior periods.

DeferredRevenue

The balance of deferred revenue increased $3.4 million to $10.8 million at December 31, 2002 from $7.4 million at December 31, 2001.  The increase is due to the following:

1.     In September 2002 the Company announced the signing of a $3 million contract for providing of the Artemis Portfolio Director software solution to plan, monitor and control investment projects with eight of the United Kingdom’s Regional Development Agencies.  At December 31, 2002, the Company recorded $1.7 million of deferred revenue related to the contract.

2.     Our French and German subsidiaries bill customers in advance for amounts due under support contracts based on the terms of such contracts.  By December 31, 2002, customers had been billed for approximately $1.5 million in services to be provided under support contracts during 2003. A corresponding amount was recorded as accounts receivable.

3.     The remaining increase of approximately $0.2 million is due to changes in foreign currency exchange rates.

Cost of Revenue

Cost of revenue consists primarily of salaries and commissions paid to employees and third-party expenses principally related to consulting, software maintenance services and training services.  To a lesser extent, cost of revenue includes royalty payments to third parties.  The majority of these costs of revenue are directly related to our support and service revenue.  Total cost of revenue decreased $0.4 million or 1% to $32.7 million during 2002 from $33.1 million during 2001.  Cost of revenue as a percentage of total revenue decreased to 47% during 2002 from 49% during 2001 because the Company licensed a higher proportion of products with low or no associated royalty costs and due to more efficient use of staff in delivering services.

Gross Margin

Total gross margin for 2002 was $36.0 million, an increase of $1.5 million or 4%, from $34.5 million for 2001. Gross margin for 2002 also increased approximately 2 percentage points, to 53% from 51% for 2001, reflecting the aforementioned revenue increases and cost of revenue efficiencies.

Operating Expenses

Selling and marketing expenses

Selling and marketing expenses consist primarily of personnel related costs of our direct sales force and marketing staff and the cost of third party marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and Marketing expenses decreased $4.3 million or 26% to $12.5 million during 2002, from $16.8 million during 2001.  The decrease was the result of management’s concentrated efforts to reduce discretionary marketing expenses in a challenging economy.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses decreased $2.0 million or 20% to $7.9 million during 2002 from $9.9 million during 2001.  This decrease is primarily due to increased efficiencies and reduction and reallocation of personnel, as we reacted to general economic conditions during the latter part of 2001 and the first half of 2002.  In particular, we changed the leadership of our product development organization and separated our development, product management, and support leadership.  Our restructuring also included a reduction in headcount and the closure of our Exton, Pennsylvania facility.  The main purposes in our restructuring activity were threefold: (1) to align resources with the strategic goal of unifying and further integrating interrelated products; (2) to add to our development capacity a variable component for adaptation to dynamic conditions; and (3) to bring our development processes closer to our customers, fully committing to a customer-centric model for solutions development.

Specific customer-centric methodological modifications for research and development have included the shortening of internal software development cycles, an iterative planning and testing practice, and movement of the feature prioritization process out of development and closer to customers.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the first six months of 2003.  Our primary focus for 2003 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

General and administrative

General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions, including executive, legal, accounting, human resources and information systems. General and administrative expenses increased $4.2 million or 39% to $15.1 million during 2002, from $10.9 million during 2001. The increase was primarily a result of (1) the inclusion of Opus360 related costs for the full year of 2002 as opposed to five months in 2001, (2) costs incurred to enhance the quality of our administrative functions by adding experienced accountants, legal counsel and management executives and (3) costs incurred as the Company built its corporate infrastructure by integrating and consolidating operations after the reverse acquisition of Artemis in July 2001.

Legal and accounting fees increased by approximately $0.6 million during 2002 as compared to 2001.  Fees paid to accountants and auditors increased by $0.5 million and investor relations costs increased by $0.1 million.  The increase in legal fees represented (1) severance payments made to the Company’s former legal counsel and (2) costs incurred in the Company’s successful defense of shareholder lawsuits. The increase in accountant’s fees represents costs incurred to gain the assistance of accountants in establishing proper account balances for the newly merged Company in conjunction with the audit of the Company’s 2001 results and the filing of the Company’s annual report.  Accountants also assisted in the development of policies and procedures to support accounting and reporting in the Company.

In response to the changes in corporate form brought about by the merger of Opus360 and Legacy Artemis management undertook an analysis of risks surrounding the Company’s business and determined that certain coverages needed to be expanded.  In addition, the Company incurred increased insurance costs as result of change in the underlying insurance markets.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000.  These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002. Amortization expense decreased $14.6 million or 78% to $4.2 million during 2002, from $18.8 million during 2001.  The decrease is due to the reevaluation and write-off, in December 2001, of all remaining goodwill and a portion of the intangible assets arising from the pushdown accounting of Proha’s August 2000 acquisition of Legacy Artemis.

Non-operating (income) expenses, net

Non-operating income/expenses consist of (i) net interest expense, (ii) equity in income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) other (income) expense and (v) minority interest in the operations of an unconsolidated subsidiary.  The Company earned net non-operating income of approximately $0.3 million during 2002 and incurred net non-operating expense of approximately $3.0 million during 2001.

The decrease in net interest expense to $0.2 million during 2002 from $0.8 million during 2001 was due to a decrease in borrowings under the Company’s line of credit with Foothill Capital Corporation and a decrease in the Company’s note payable to Proha.

The Company accounts for certain investments in other companies under the equity method of accounting.  The decrease in equity in the net loss of unconsolidated affiliates to $0.2 million during 2002 from $0.9 million during 2001 reflects decreases in losses incurred by certain investees.

In 2001 approximately $0.4 million of costs, which were previously capitalized in conjunction with the purchase of Legacy Artemis, were determined to be non-deferrable. Accordingly, the costs were recorded as other expense, net. There were no similar costs during 2002.

In November 2002, the Company sold its 19.9% interest in Accountor Oy to an unrelated party.  In December 2002, the Company sold its interest in ABC Technologies – France to an unrelated party.  Other income for the year ended December 31, 2002 includes pretax gains of $0.7 million and $0.3 million on the sales of our interests in Accountor OY and ABC Technologies – France, respectively.

Favorable changes in the rate of exchange for British Pound Sterling to United States dollars increased foreign exchange income to $0.54 million in 2002 from $0.2 million in 2001.

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.5 million for the year ended December 31, 2002.  The income tax expense on the pre-tax loss of approximately $3.5 million is the result of book to tax permanent differences for the amortization of intangible assets acquired in the Proha acquisition of Legacy Artemis.  The valuation allowance for deferred tax assets was reduced by approximately $1.1 million from 2001 to 2002 as a result of a reduction in deferred tax assets, primarily tax net operating loss carryforwards.

2001 compared to 2000

Revenue

For the year ended December 31, 2001, total revenue was $67.6 million, of which $15.1 million was derived from Software Licenses, $15.5 million for Support and $37.0 million from consulting services to licensed clients.  Software revenues for the year ended December 31, 2001 declined $2.2 million or 13% to $15.1 million from $17.3 million in the year ended December 31, 2000, largely as a result of two large licensing agreements in fiscal year 2000 that were not repeated in the current year.  Support Revenue increased 29%, or $3.5 million, as a result of the full year inclusion of the Contributed Businesses’ maintenance revenues.  Services Revenues increased 102%, or $18.7 million, not only because of these Contributed Businesses, but also because of several large follow-on consulting assignments with clients who had licensed our products in prior periods.  Total revenues for the Contributed Businesses were approximately $25.5 million and $3.6 million in the years ended December 31, 2001 and 2000, respectively.

Cost of Revenue

Cost of revenue increased $12.5 million or 61% to $33.1 million for the year ended December 31, 2001 from $20.6 million during the year ended December 31, 2000. The majority of the increase was a function of the over 102% increase in Services revenues and the corresponding increase in related personnel costs of services.  However, the addition of Contributed Businesses increased the cost of software revenues and cost of support revenues at a greater rate than their respective revenues.  Overall gross margins declined from 57% in fiscal year 2000 to 51% in fiscal year 2001, as a function of the extended organization and the significantly higher percentage of lower margin consulting services revenues recorded in 2001.  The Contributed Businesses recorded $ 14.0 million total costs of revenue in the year ended December 31, 2001, and $1.6 million in the year ended December 31, 2000.

Operating Expenses

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2001 were $16.8 million, an increase of 44% over selling and marketing expenses of $11.7 million for the year ended December 31, 2000.  This increase was primarily attributable to incremental marketing and advertising expenses incurred in the Contributed Businesses, only partially offset by reduced advertising expenses in North America.

Research and development.

For the year ended December 31, 2001, research and development expenses were $9.9 million, approximately 24% greater than those incurred in the twelve months ended December 31, 2000, excluding the $2.3 million in-process research and development charge incurred as part of the Proha purchase of Artemis.  This increase reflected some growth in Legacy Artemis research staffing and the July 31, 2001 addition of the Opus360 costs.

General and administrative.

General and administrative expenses increased $5.9 million or 118% to $10.9 million for the year ended December 31, 2001 from $5.0 million in for the year ended December 31, 2000.  The increase was primarily attributable to the additional employees and associated salaries and benefits in the Contributed Companies.  Full year rent and utilities expenses also increased as a result of the additional office locations.  In addition to the infrastructure costs incurred with the full year impact of the Contributed Businesses and the Opus360 July 2001 business combination, increased office rental and insurance costs contributed to increased overhead.

Combined operating expenses for the Contributed Businesses was $16.4 million in 2001 versus $2.0 million in 2000.

Amortization

Amortization expense increased $10.9 million or 138% to $18.8 million for the year ended December 31, 2001 from $7.9 million during the year ended December 31, 2000.  The pushdown of the Goodwill and Intangible valuations resulting from the Proha acquisition of Legacy Artemis added a combined total of over $80.9 million in long-lived assets to the Legacy Artemis balance sheet. Intangible asset values were based on assessments of the continuing client base, costs avoided with the addition of trained personnel and the intellectual property acquired.  $18.8 million in amortization expense was recorded during the year ended December 31, 2001.  This was slightly more than two times total amortization expense for the year ended December 31, 2000.

Management fees and acquisition costs.

Management fees incurred prior to the July 31, 2001 merger of Legacy Artemis and Opus360 and the acquisition costs expensed in conjunction with that merger were $.8 million and $.4 million, respectively, in the year ended December 31, 2001.  Management fees were not incurred after July 31, 2001.  The $1.5 million and $1.9 million of management fees and acquisition costs incurred in 2000 reflect the Proha acquisition of Legacy Artemis, and approximately $1.0 million in management fees paid to Gores Technology, the former parent company of Legacy Artemis.

Impairment charges

SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows, estimated to be generated by those assets are less than the assets’ carrying value.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell.

At the close of its 2001 fiscal year, the Company evaluated the carrying value of its goodwill and identifiable intangible assets.  An impairment charge of  $43.4 million was recorded in the quarter ended December 31, 2001.  Specifically, the significant decline in business activity generally and software license revenues following the terrorist attacks on New York City and Washington, DC as well as the Company’s fourth quarter operating and cash flow losses required an adjustment to the carrying value of the Company’s long-lived assets.  Using discounted cash flow projections of expected returns from these assets; the Company determined that the carrying value of its goodwill and intangible assets should be reduced to approximately $14.8 million.

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

Provision for Income Taxes

The Company recorded a net tax benefit of $9.7 million for the year ended December 31, 2001, or more than twice the benefit recognized in the year ended December 31, 2000 primarily because of the higher pre-tax losses incurred, only partially offset by the net effect of permanent and temporary differences and an increase in the valuation allowance during 2001.  In both 2001and 2000, deferred tax liabilities established with the push down of goodwill and identifiable intangible assets resulting from the Proha acquisition of Legacy Artemis were reduced as a result of amortization and the impairment charge recorded during the fourth quarter of fiscal year 2001.  The reduction in the deferred tax liabilities during the year-ended December 31, 2001 resulted in a deferred tax benefit for the year ended December 31, 2001.

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2002

Our operating activities provided approximately $2.1 million in cash during 2002.  Our net loss of $3.9 million was the primary component that reduced operating cash flow.  Operating cash was further reduced by (i) the $4.2 million increase in accounts receivable and (ii) a non-cash gain of $1.0 million from sales of our interests in certain affiliates, the proceeds of which are reported as an investing activity.  The effects of these items on cash was offset by factors such as (i) non-cash expenses of $6.2 million in depreciation and amortization related to our fixed assets and intangible assets, (ii) non-cash losses of $0.4 million representing our equity in the net loss of an unconsolidated affiliate, (iii) an increase of $3.4 million in deferred revenues and (iv) a net increase in accounts payable, accrued liabilities and other liabilities of $1.4 million.

Investing activities provided cash of approximately $0.2 million.  Our capital equipment purchases of  $1.0 million during 2002 represented cash used in investing activities.  This was offset by $1.1 million in cash proceeds received from the sale of our interests in certain affiliates.

Our financing activities provided cash of approximately $0.9 million.  The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations.  Fundings under our line of credit, net of repayments were $2.4 million during the year ended December 31, 2002.  In addition, we repaid $1.2 million in debt to lenders and $0.3 million on behalf of Proha during year ended December 31, 2002.

Foothill Capital Corporation (“Foothill”) has extended to the Company a combination of Note Payable and a Line of Credit totaling approximately $4.5 million (the “Foothill Facility”).  This combined facility bears interest at the prime rate (4.25% at December 31, 2002), plus 2%, but not less than 9%, and is due in full on June 30, 2003.  Borrowings under the Foothill Facility are secured by an interest in the Company’s accounts receivable, equipment, general intangibles, inventories, negotiable collateral, and any other assets that come into the possession of the Company. Borrowings under the Line of Credit are subject to maintenance of certain covenants including minimum current ratio, tangible net worth, trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization, coverage of interest and principal payments and capital expenditure limitations.  At December 31, 2002, Foothill had waived any of the covenants that were not in compliance for one quarter. We expect to be in compliance with the covenants for the quarter ended March 31, 2003. The borrowings under the Line of Credit are limited by the level and aging of eligible accounts receivable.

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.  The Company has experienced net losses in each of the two years in the period ended December 31, 2002, and the nine months ended December 31, 2000.  At December 31, 2002, the Company has an accumulated deficit of $75.1 million and its current liabilities exceeded current assets by $5.4 million.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2002 is as follows:

	Year ending December 31,
	2003	2004	2005	2006	2007	2008- thereafter	Total
	(in thousands)
Long-term debt	$950	$113	$16	$16	$90	$—	$1,185
Obligations under non-cancellable operating leases	3,522	1,407	1,070	347	43	7	6,396
	$4,472	$1,520	$1,086	$363	$133	$7	$7,581

Other cash requirements through the end of fiscal year 2003 are primarily to fund operations at approximately the same levels as fiscal year 2002.  In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund our operations or potential acquisitions, if any. The Company currently has no plans to affect any other offerings. The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company.  The Company’s inability to raise capital when needed could seriously harm the growth of the business and results of operations.

The Company’s near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions.  Since joining the Company, the new Chief Executive Officer, has been developing a broad operational and restructuring plan designed to (i) leverage the Company’s brand and technology strengths, (ii) reduce costs and (iii) dispose of certain non-core assets.  At December 31, 2002, the Company had unused credit lines of $0.9 million based on the December 31, 2002 balance and aging of eligible accounts receivable.  The Company generated positive operating cash flow for the quarter and year ended December 31, 2002.  In addition, the Company is exploring a number of alternatives regarding financing to support its efforts at implementing its strategies.  Management believes that cash generated from operations as well as its current credit facilities will be sufficient to support he Company’s liquidity requirements through December 31, 2003, depending on operating results and the level of acceptance of its products, its costs and its short-term financing.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Item 7a.     Qualitative and Quantitative Disclosure About Market Risk

At December 31, 2002, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions.  Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

The Company utilizes lines of credit to fund operational cash needs.  The Company’s outstanding balance under its lines of credit at December 31, 2002 was approximately $3.5 million.  The weighted average interest rate for the Company’s lines of credit during 2002 was 8.5%.  The Company will pay an aggregate amount of $0.7 million, including interest, under its declining term loan with Foothill, which matures in June 2003.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar could potentially adversely affect revenues and operating results.  We do not hedge foreign currencies. As a result, we will continue to experience foreign currency gains and losses.

Item 8.           Financial Statements and Supplementary Data

The information required by this item appears in a subsequent section of this Report.  (See Item 15(a)(1) and (2)).

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 28, 2003, the Company dismissed its independent accountants, KPMG LLP (“KPMG”), and engaged the services of Squar Milner Reehl & Williamson LLP (“Squar Milner”) as the Company’s new independent accountants for its current fiscal year ended December 31, 2002.  The Company’s Board of Directors (the “Board”), including the Company’s Audit Committee, approved the dismissal of KPMG and the appointment of Squar Milner.

During the fiscal year of the Company ended December 31, 2001, and the subsequent period through January 28, 2003, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in connection with their reports.

The audit report of KPMG on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles except that KPMG’s audit report on such financial statements did contain a separate paragraph stating:

“The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and at December 31, 2001 the Company’s current liabilities exceeded current assets by $5.8 million. These factors as described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.”

The Company believes that there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934 (the “34 Act”) during the year ended December 31, 2001, or the subsequent period through January 28, 2003, except as described below:

The Company requested from KPMG the letter required by Item 304(a)(3) of Regulation S-K of the 34 Act as to whether KPMG agrees with the statements made above.  The letter dated February 5, 2003 from KPMG (the “KPMG letter”) indicated that KPMG reported to the Company’s Audit Committee during 2002 certain material weaknesses as reflected in said letter.  The KPMG letter specifically stated that the material weaknesses identified did not affect KPMG’s audit report on the financial statements of the Company for 2001.  In a letter commenting on the KPMG letter, the SEC stated that in their opinion the aforementioned material weaknesses that are characterized, as “reportable conditions” are reportable events as contemplated by Regulation S-K of the 34 Act.  Therefore, on March 19, 2003, the Company filed with the SEC a Current Report on Form 8-K to list the actions taken by the Company to resolve the material weaknesses listed in the KPMG letter.

KPMG has subsequently informed management that it will not authorize the Company to include KPMG’s audit report on the Company’s 2001 audited financial statements in the Company’s annual report on Form 10-K for 2002.  In response, management has labeled all 2001 financial statements and related data included herein as “unaudited”.  In addition management plans to engage Squar Milner to  “re-audit” the Company’s December 31, 2001 consolidated financial statements as soon as possible.  Upon completion of Squar Milner’s audit, the Company will file an amended annual report on Form 10-K to include the audited results for 2001.

The actions taken were as follows:

1.               During 2002 the Company centralized executive and finance management in its corporate offices in Newport Beach, CA.

2.               The Company added significant resources to the finance and management functions in Newport Beach.  Additions to the corporate management team since the 2001 audit include (i) Michael Rusert, CEO, (ii) Robert Stefanovich, CFO, (iii) Charles Savoni, General Counsel and (iv) several other individuals considered key to executive, finance and reporting functions.

3.               In the fourth quarter of 2002, our executive team improved its management of international activities by way of (i) regular review and analyses of financial data provided by the Artemis Subsidiaries, (ii) regular communication with international subsidiaries via phone, facsimile and email and (iii) regular controllers’ meetings in which significant accounting issues are discussed; and corporate wide directives and policies are communicated.

4.               Effective January 2003, all of the Artemis subsidiaries report their results to the corporate office using a standard reporting package.  The reporting package includes sufficient detail and analyses for management to spot anomalies caused by the implementation of new or non-standard contracts.  Local managers are required to prepare an analysis of monthly activities, including new contracts and/or potential revenue recognition issues.  In addition, management has implemented a system of regular reviews and analyses of financial data provided by the Artemis subsidiaries.

Part III

Item 10.                       Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of all directors and named executive officers. A summary of the background and experience of each of these individuals is set forth after the table.

NAME	AGE	POSITION	COMMITTEES
Michael J. Rusert	48	President, Chief Executive Officer and Director

Ari Horowitz (2)	34	Director

Robert Stefanovich	38	Executive Vice President and Chief Financial Officer

Charles F. Savoni	45	Senior Vice President, General Counsel and Secretary

James Cannavino (1)	58	Director	Audit and Compensation

Klaus Cawen	45	Director	Audit and Compensation

Pekka Halonen	41	Director

Michael Murphy	45	Director

Olof Odman	59	Director	Audit and Compensation

Pekka Pere	45	Director

Steven Yager (1)	49	Chairman of the Board of Directors

                As a result of a special meeting of the Board of Directors on April 14, 2003 the following resolutions were enacted:

1.     Effective April 14, 2003, Steven Yager replaced James Cannavino as Chairman of the Board of Directors.  Mr. Cannavino will continue to serve on the Board of Directors.

2.     Effective April 14, 2003, Ari Horowitz will no longer be an employee of the Company.  Mr. Horowitz will continue to serve on the Board of Directors.

                    MR. RUSERT was named President and Chief Executive Officer of the Company in January 2002.  From July 2001 to January 2002, Mr. Rusert was Chief Executive Officer of GDP Consulting, providing high-level sales and consulting services to the high-tech industry for a wide range of clients from start-up companies to multinational corporations.  Mr. Rusert was Vice President of Operations for Canon Computer Systems, Inc. (1994-2001), and Chief Operating Officer for Ameriquest Technology, Inc. (1991-1994).  He has also served in various capacities with Inacomp Computer Centers, including VP of Major Account Sales, VP New Business Ventures, and Executive VP & Cofounder of Computer City in Garden Grove, California.  Mr. Rusert served on the Executive Board of Canon Computer Systems, Inc., as well as on the boards of directors and advisory boards of a number of business and professional organizations including Crossroads Open Systems Advisory, Zustek Software, Answer Friend Software and Evant Software.  Mr. Rusert currently sits on the Board of Directors for Artemis International Solutions Corporation, as well as for Proha Plc.  Mr. Rusert holds a Bachelor of Science degree in business economics from Valparaiso University.

                    MR HOROWITZ was elected as Executive Vice President, Corporate Development of the Company on July 10, 2001.  He served as Chairman of the Board and Chief Executive Officer from April 1999 until July 2001, and as President from November 1999 to January 2000.  From June 1998 to March 1999, Mr. Horowitz served as a Senior Managing Partner of USWeb/CKS.  From March 1997 to June 1998, he served as President and Chief Financial Officer of Gray Peak Technologies, a network consulting company.  From September 1994 to March 1997, he served as Chief Financial Officer and as Vice President, Finance and Business Development of ICon CMT Corporation.  From July 1992 until September 1994, Mr. Horowitz was a Principal and Director of Finance and Business Development of Conley Corporation, a developer of storage management software.  Mr. Horowitz currently serves as a director of NetVendor Systems, a provider of e-markets for the industrial, electronics and automotive sectors.  He holds a Bachelor of Science degree in economics from the University of Pennsylvania.

                MR. STEFANOVICH was elected as Executive Vice President and Chief Financial Officer of the Company on September 27, 2002.  He has held senior finance positions in both publicly traded and privately held technology companies. Prior to joining Artemis, he held several senior positions, including Chief Financial Officer for a publicly traded medical device company and Vice President for Administration at Science Applications International Corporation (SAIC), a Fortune 500 company. Mr. Stefanovich was also a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA. He holds an MBA in Finance/Accounting and Engineering.

                    MR. SAVONI was elected as Senior Vice President, General Counsel and Secretary of the Company on March 18, 2002.  He served as Corporate Attorney, Senior Corporate Attorney and General Counsel for Canon Computer Systems, Inc. (“CCSI”) prior to joining Artemis. He was then promoted to Counsel for Canon U.S.A.’s Legal Division, primarily supporting the Digital Home and Personal Systems Division, formerly CCSI. He handled general corporate matters, including license, distribution and marketing agreements, advising on advertising and marketing materials, and counseling on employment law matters. Prior to joining CCSI in 1994, he was an associate for four years with the law firm of Bryan, Cave in Los Angeles.  Mr. Savoni holds a bachelor’s degree from Cornell University, as well as master’s degree in labor and industrial relations from Michigan State University. He worked for five years in the Employee Relations department of Hughes Aircraft Company in El Segundo, California, before completing his J.D. at the University of Southern California.

                    MR. CANNAVINO has been a director of the Company since January 1999, and was elected Chairman of the Board of Directors in January 2002.  Mr. Cannavino has been the Chairman of the Board of Direct Insite since March 2000.  He also has been the Chairman of Voyant Corporation since February 2000.  From September of 1997, to April of 2000, he was non-executive Chairman of Softworks, Inc. (a wholly owned subsidiary of Computer Concepts).  Mr. Cannavino was also Chief Executive Officer and Chairman of the Board of Directors of Cybersafe, Inc. from April 1998, to July 2000.  In August 1995, he was hired as President and Chief Operating Officer of Perot Systems Corporation.  In 1996 he was elected to serve as Chief Executive Officer through July 1997.  He also was a Senior Vice President at IBM and a board member for three IBM joint-venture companies, including Prodigy Services, Inc.; Digital Domain, In.; and Newleaf Entertainment.  Mr. Cannavino currently serves on the boards of the National Center for Missing and Exploited Children, the International Center for Missing and Exploited Children, and Verio.  He was recently Chairman of the Board of Marist College in Poughkeepsie, New York and continues to serve on the board.

                    MR. CAWEN was elected director of the Company in July 2001.  He has been a member of the Board of Directors of Proha Plc since December 1999.  Prior to becoming a Senior Vice President of Kone Corporation in 1995, Mr. Cawen held other positions at Kone Corporation, including Vice President, General Counsel (1991-1994), Assistant General Counsel (1986-1996), and Legal Counsel, International Operations (1983-1986).  Mr. Cawen also worked as an Associate at White & Case LLP (1982-1983) and at Law Office Mattila & Toppola (1979-1981).  Mr. Cawen holds a Masters of Law Degree from University of Helsinki and Columbia University.

        MR. HALONEN was elected a director of the Company on March 17, 2003.  Mr. Halonen is currently the Executive Vice President, Corporate Development of Proha Plc.  Prior to joining Proha, Mr. Halonen served as Manager and Partner of PCA Corporate Finance Oy  (1996 to 2001).  From 1994 to 1995, he was a Manager of Selin Corporate Finance.  He also was an Assistant Vice President and Manager of Kansallis Bank, Investment Banking Division (1988-1994).  Mr. Halonen holds a Master of Law Degree from University of Helsinki as well as a Master of Business Administration from Helsinki School of Economics.

                    MR. MURPHY was elected a director of the Company on March 17, 2003.  Mr. Murphy is currently the CEO of InQuira, Inc.  Prior to InQuira, Mr. Murphy served as an executive at Cambridge Technology Partners, where he ran the Western Region. Mr. Murphy later oversaw the sales, marketing, alliances and partner programs. Prior to his tenure at CTP, Mr. Murphy spent 13 years with Hewlett Packard. He holds a B.A. in Management from Loyola Marymount University.

                    MR. ODMAN was elected a director of the Company in July 2001.  Since December 1999, he has been a member of the Board of Directors of Proha Plc., and is currently Chairman of the Proha Plc Board of Directors.  Mr. Odman has been the Managing Director of TNS AB since 1999.  In 1997, Mr. Odman founded Metagroup Consulting AB, prior to which he worked as Managing Director of ICT/Perinet AS (1993-1995), Managing Director of Databloin AB (1980-1992) and Systems Director of Mobil Oil AB (1970-1979).  Mr. Odman is also Chairman of the Board of Directors of Best Technology AB, Transaction Network Services AB, Structur Relocation Svenska AB, Structure International AB, Cobnet AB, Metagroup Sweden AB, Metagroup Consulting Sweden AB as well as Golf de Pierpont SA.  Mr. Odman holds a Master of Science Degree.

                    MR. PERE was elected a director of the Company in July 2001.  He has been President and Chief Executive Office of Proha Plc since 1984 and is also the founder of Proha Plc.  Mr. Pere is also the Chairman of the Board of Directors of Eficor Ltd, the Vice Chairman of the Board of Directors of Software Entrepreneurs Association and a member of the Board of Directors of Information Technology Branch Association.  Mr. Pere was Chairman of the Board of Directors of Proha Oy from 1984 until 1999.  In addition, Mr. Pere was a founding partner of and consultant for KPMG Wideri Consulting Oy (1985-1991) and a consultant for Finnsystems Oy (1979-1983) as well as acting Chairman of the Board of Directors of Metier Management Systems Sweden AB and Metier Management Systems Denmark AS (1991-1994).

                MR. YAGER was elected as a director of the Company in July 2001 and Chief Executive Officer from August 2001 to January 2002.  In January 2002, he became a Vice Chairman of the Board.  Mr. Yager is Group President, Mergers & Acquisitions of Gores Technology Group.  Prior to joining the Company in August 2001, Mr. Yager served for four years as President and CEO of Artemis International Corporation, which combined with OPUS360 Corporation in July 2001 to form Artemis International Solutions Corporation.  Mr. Yager also served as the executive vice president of business development for Medaphis Physician Services Corporation, a $300 million subsidiary of Medaphis Corporation. Mr. Yager has held senior sales management and business development positions with Burroughs Corporation and Versyss Incorporated. Mr. Yager earned a bachelor’s degree in business administration and economics from the University of Michigan.

Item 11.    Executive Compensation

SUMMARY OF EXECUTIVE COMPENSATION

                The following table sets forth for each of the Company’s last three completed fiscal years, the compensation of Michael J. Rusert, the Company’s President and Chief Executive Officer ("CEO") at December 31, 2002, the three most highly compensated executive officers as of December 31, 2002 and one additional individual not serving as an executive officer as of December 31, 2002, but who had served as an executive officer earlier in such year (collectively, the “Named Executive Officers”). Executive officers (other than the CEO) whose total annual compensation including bonus does not exceed $100,000 are not included in the definition of named executive officers. For that reason, the Company has included only three (verses four) other most highly compensated executive officers as of December 31, 2002 in the table below.

SUMMARY COMPENSATION TABLE

		ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)		BONUS ($)(2)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION
Michael J. Rusert, President	2002	$256,857		$163,800	*	250,000	—
and Chief Executive Officer(1)	2001	—		—	—	—	—
	2000	—		—	—	—	—
Ari Horowitz, Executive Vice	2002	248,076		49,500	—	2,640	—
President, Corporate	2001	250,000		—	—	49,910	—
Development	2000	241,667		—	—	40,854	—
Robert Stefanovich, Executive	2002	68,095		36,156	—	20,000	—
Vice President. Chief Financial	2001	—		—	—	—	—
Officer(3)	2000	—		—	—	—	—
Peter Schwartz, Former	2002	173,653	(4)	—	*	3,600	—
Executive Vice President,	2001	175,000		—	—	18,786	—
Chief Financial Officer(4)	2000	54,407		—	—	28,000	—
Charles F. Savoni, Senior Vice	2002	98,961		31,378	—	7,000	—
President, General Counsel(5)	2001	—		—	—	—	—
	2000	—		—	—	—	—
Steven Yager, Former	2002	72,312	(6)	—	—	40,000	—
President, Chief Executive	2001	120,833		45,825	*	—	—
Officer(1)	2000	—		—	—	—	—

*      The value of personal benefits provided was less than the minimum amount required to be reported.

(1)   Mr. Rusert was appointed to the position of President and Chief Executive Officer effective January 25, 2002, upon Mr. Yager’s resignation as President and Chief Executive Officer.

(2)   Includes bonuses accrued in year of service whether paid during year of service or thereafter.  The bonus amounts pertaining to 2002 are subject to final review by the Company’s Compensation Committee and approval by the Board.

(3)   Mr. Stefanovich became Chief Financial Officer effective with Mr. Schwartz’s resignation as Chief Financial Officer effective September 27, 2002.

(4)   Mr. Schwartz became Chief Financial Officer on September 8, 2000.  This amount includes $43,750 paid to Mr. Schwartz in his role as advisor to the Company subsequent to his resignation as Chief Financial Officer on September 27, 2002.  Said payment has been made in lieu of severance payments which Mr. Schwartz is eligible to receive upon termination from the Company according to the terms of his Employment Agreement with the Company.

(5)   Mr. Savoni became an executive officer of the Company effective March 1, 2002.

(6)   This amount includes $26,210 paid as accrued vacation upon Mr. Yager’s separation from the Company.

SUMMARY OF OPTION GRANTS

                The following table sets forth the individual grants of stock options made by the Company during the fiscal year ended December 31, 2002, to each of the Named Executive Officers.

	INDIVIDUAL GRANTS				POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM (3)
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	% TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR (1)	PER-SHARE EXERCISE PRICE ($/SH)	EXPIRATION DATE (2)	5% ($)	10% ($)
Steven Yager (4)	40,000	4.79%	$1.50	1/17/2012	$16,577	$36,631
Michael J. Rusert (5)	250,000	29.91%	1.50	1/25/2012	235,835	597,653
Ari Horowitz (6)	2,640	0.32%	1.50	1/17/2012	2,490	6,311
Peter Schwartz (7)	3,600	0.43%	1.50	1/17/2012	3,396	8,606
Charles Savoni (8)	2,800	0.33%	1.25	4/11/2012	2,201	5,578
	4,200	0.50%	1.25	10/01/2012	3,302	8,367
Robert Stefanovich (9)	20,000	2.39%	1.25	10/01/2012	15,722	39,844

(1)   Based on an aggregate of 836,000 options granted to directors and employees of the Company in fiscal year 2002, including the Named Executive Officers.

(2)   Options expire 10 years after grant date.

(3)   The potential realizable value is calculated based on the term of the option at its time of grant assuming that the stock price appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised on the last day of its term for the appreciated stock price. No gain to the option holder is possible unless the stock price increases over the option term.

(4)   Mr. Yager’s option to purchase 40,000 shares at $1.50, vests one-third one year after the date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.

(5)   Mr. Rusert’s option to purchase 250,000 shares at $1.50, vests one-third one year after the commencement date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.

(6)   Mr. Horowitz’s option grant to purchase 2,640 shares at $1.50, vests one-third one year after the commencement date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.

(7)   Mr. Schwartz’s option grant to purchase 3,600 shares at $1.50, vests one-third one year after the date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.

(8)   Mr. Savoni’s option grant to purchase 2,800 shares at $1.25 vests one-third one year after the date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.  Mr. Savoni’s option grant to purchase 4,200 shares at $1.25 vests one-third one year after the date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.

(9)   Mr. Stefanovich’s option grant to purchase 20,000 shares at $1.25, vests one-third one year after the date of the grant, and one-half of the remaining unvested shares subject to the option grant vest each anniversary of the grant date.

All options grants presented in the above table have provisions accelerating the vesting in the event of a change in control.

SUMMARY OF OPTIONS EXERCISED

                The following table sets forth information concerning exercises of stock options during the year ended December 31, 2002, by each of the Named Executive Officers and the value of unexercised options at December 31, 2002.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

			NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR END	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR END
NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($) (1)	EXERCISABLE/UNEXERCISABLE (#)	EXERCISABLE/UNEXERCISABLE ($) (2)

Michael J. Rusert	Zero	$0.00	Zero/250,000	Zero / Zero
Ari Horowitz	Zero	0.00	69,426/48,573	Zero / Zero
Robert Stefanovich	Zero	0.00	Zero /20,000	Zero / Zero
Charles F. Savoni	Zero	0.00	Zero /7,000	Zero / Zero
Peter Schwartz	Zero	0.00	30,485/19,901	Zero / Zero
Steven Yager	Zero	0.00	Zero /40,000	Zero / Zero

(1)   Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2)   Value is based on estimated fair market value of Common Stock as of December 31, 2002 ($1.00) minus the exercise price.

None of our named executive officers exercised any of their options during 2002. The value of unexercised in-the-money options is calculated by subtracting the exercise price of the options from the market price of the shares underlying the options as of December 31, 2002.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of the Company’s Common Stock as of March 31, 2003, for (i) each person known by the Company to beneficially own more than 5% of each class; (ii) each Director; (iii) each Named Executive Officer; and (iv) all of the Company’s directors and executive officers as a group.  Unless otherwise indicated, the principal address of each of the shareholders below is c/o Artemis International Solutions Corporation, 4041 MacArthur Boulevard, Suite 260, Newport Beach, CA 92660.

NAME OF BENEFICIAL OWNERS	TOTAL AMOUNT OF SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF OUTSTANDING COMMON STOCK OWNED
Proha Plc (2)	7,977,062	80%

Directors and Named Executive Officers
James Cannavino (3) (4) (5)	89,400	*
Klaus Cawen (3) (4) (5)	158	*
Alec Gores (3) (4) (6)	—	*
Ari Horowitz (3) (4) (5)	210,673	*
Olof Odman (3) (4) (5)	158	*
Pekka Pere (3) (4) (5)	158	*
Michael J. Rusert (3) (4) (5) (7)	124,999	*
Steven Yager (3) (4) (5)	20,000	*
Charles F. Savoni (5) (8)	934	*
Robert Stefanovich (9)	—	*
Peter Schwartz (4) (5) (7)	38,523	*
All directors and executive officers as a group (11 persons) (10)	485,003	*

*      Less than 1%

(1)   Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares.

(2)   Based upon information contained in a Form 13D/A dated November 20, 2001, filed by Proha Plc on behalf of itself and related entities, such entities own 7,977,062 shares of Common Stock.

(3)   This individual also serves as a director on the board of directors for Proha Plc.

(4)   Director disclaims beneficial ownership of 7,977,062 shares held by Proha Plc, except to the extent of his stock holding interests in Proha Plc.

(5)   Includes the number of shares that could be acquired by May 30, 2003, pursuant to outstanding stock options, as follows: Mr. Cannavino 89,400 common shares; Mr. Cawen, 158 common shares; Mr. Horowitz 210,673 common shares; Mr. Odman, 158 common shares; Mr. Pere 158 common shares; Mr. Rusert 124,999 common shares; Mr. Yager 20,000 common shares; Mr. Savoni 934 common shares; Mr. Schwartz 37,281 common shares, and of the group 483,761 common shares.

(6)   Mr. Gores resigned from the Board effective April 19, 2002.

(7)   On April 15, 2002, Mr. Rusert replaced Mr. Schwartz as a director on the board of directors for Proha Plc.

(8)   Mr. Savoni became an executive officer of the Company effective March 18, 2002.

(9)   Mr. Stefanovich  became an executive officer of the Company effective September 27, 2002.

(10) The shares beneficially owned by Proha Plc are not included in this total as the respective directors disclaimed beneficial ownership per footnote (4) above.

Item 13.                       Certain Relationships and Related Transactions

Prior to August 2000, Legacy Artemis had entered into a management agreement with Gores Technology Group, the former parent company of Legacy Artemis (“Gores”.)  The management agreement called for Gores to provide certain management services to Legacy Artemis.  On August 24, 2000, Legacy Artemis terminated the agreement with Gores in conjunction with its acquisition by Proha.  In August 2000, Legacy Artemis entered into a management agreement with Proha pursuant to which Proha is required to provide certain management services to Legacy Artemis.  In connection with the Share Exchange Agreement, the management agreement with Proha was terminated. Management fees incurred and paid for each of the two years in the period ended December 31, 2002, the year ended March 31 2000 and the nine months ended December 2000 were approximately zero, $0.8 million, $2.0 million and $1.0 million, respectively.

At December 31, 2002 and 2001, the Company had other receivables of zero and $0.2 million, respectively, from Proha, which owns approximately 80% of the Company’s outstanding common stock. At December 31, 2002, the Company had other payables to Proha of $0.1 million.

Item 14.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) of the 34 Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.  Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.  Thus, no corrective actions with regard to significant deficiencies and material weaknesses were necessary.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                  (1) and (2) Documents filed as part of this Report.

1.                                       Report of Squar, Milner, Reehl & Williamson LLP, Independent Auditors

2.                                       Report of Ernst & Young LLP, Independent Auditors

3.                                       Report of KPMG WIDERI OY AB, Independent Auditors

4.                                       Report of KPMG WIDERI OY AB, Independent Auditors

5.                                       Report of KPMG SpA, Independent Auditors

6.                                       Consolidated Balance Sheets as of December 31, 2002 and 2001

7.                                       Consolidated Statements of Operations for each of the two years in the period ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000.

8.                                       Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the two years in the period ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000

9.                                       Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000.

10.                                 Notes to Consolidated Financial Statements

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1*	Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation.
3.2*	Amended and Restated Bylaws of Artemis International Solutions Corporation was filed as Exhibit 3.1 to the Company’s Form 8-K dated September 13, 2002, and is hereby incorporated by reference.
4.1*	Certificate for Shares.
10.1*	Lease Agreement dated August 10, 1999, between the Company and Samson Associates, LLC as amended.
10.2*	Modification and Extension of Lease dated August 6, 1999, between the Company and Royal Realty Corp.
10.3*	Employment Agreement dated April 1, 1999, between the Company and Ari B. Horowitz.
10.3.1*	Amendment to Employment Agreement of Ari B. Horowitz dated September 2, 1999.
10.3.2	Promissory Note of Ari B. Horowitz
10.3.3	Second Amendment to Employment Agreement of Ari B. Horowitz dated May 1, 2001.
10.3.4	Third Amendment to Employment Agreement of Ari B. Horowitz dated July 31, 2001.
10.3.5	Fourth Amendment to Employment Agreement of Ari B. Horowitz dated January 10, 2003
10.5*	Loan and Security Agreement dated May 19, 1999, between Silicon Valley Bank and the Company.
10.6*	Loan and Security Agreement dated August 17, 1999, between Silicon Valley Bank and the Company.
10.7*	Amended and Restated Registration Rights Agreement dated March 16, 2000, among the Company and the Security holders parties thereto.
10.8*	The Company’s 1998 Stock Option Plan.
10.9*†	Letter Agreement dated October 15, 1999, between the Company and J.P. Morgan Corporation.
10.10*†	Letter Agreement dated November 21, 1999, between the Company and CareerPath.com, Inc.
10.11*	Standard Form of FreeAgent e.office services agreement.
10.12*	Series A Securities Purchase Agreement dated December 24, 1998, among the Company and the signatories thereto.

10.13*	Series B Securities Purchase Agreement dated September 3, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.
10.14*	Agreement and Plan of Merger dated May 27, 1999, among the Company, The Churchill Benefit Corporation, William Bahr and Churchill Acquisition Corp.
10.15*	Agreement and Plan of Merger dated January 30, 2000 among the Company, Opus PM Acquisition Corp., PeopleMover, Inc. and the other parties thereto.
10.16*	Agreement and Plan of Merger dated January 19, 2000 among the Company, Ithority Corporation and the other parties thereto.
10.17*	Asset Purchase Agreement dated as of January 12, 2000 among Brainstorm Interactive, Inc., the Company and the other parties thereto.
10.18*	Escrow Agreement dated as of February 24, 2000 among the Company, Suntrust Bank and James L. Jonassen and Ali Behnam.
10.19*	Escrow and Pledge Agreement dated as of January 19, 2000 among SunTrust Bank, the Company and the other parties thereto.
10.20*	Amended and Restated Employment Agreement dated February 2, 2000, between the Company and Richard S. Miller.
10.20.1	First Amendment to Amended and Restated Employment Agreement, between the Company and Richard Miller dated June 21, 2001.
10.21*	Agreement between The Churchill Benefit Corporation and Automatic Data Processing.
10.22*	Employment Agreement dated February 29, 2000, between the Company and Allen Berger.
10.23*	Strategic Partner Registration Rights Agreement dated February 7, 2000 between the Company and Lucent Technologies Inc.
10.24*	The Company’s 2000 Stock Option Plan.
10.25*	The Company’s 2000 Stock Option Plan for Non-Employee Directors.
10.26*	The Company’s 2000 Employee Stock Purchase Plan.
10.27*	Registration Rights Agreement dated February 24, 2000 between the Company and the PM Security holders.
10.28*	PeopleMover, Inc. 1999 Stock Incentive Plan.
10.29*	Stock Purchase Agreement dated February 28, 2000, between the Company and Dell USA L.P.
10.30*	Form of Strategic Partner Registration Rights Agreement between the Company and Dell USA L.P.
10.33*	Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 by and between the Company and Richard S. Miller.
10.34*	Promissory Note of Richard S. Miller.
10.34A	Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000
10.35*	Pledge Agreement between Company and Richard S. Miller.
10.35A	Amended and Restated Pledge Agreement dated as of November 21, 2000 between Company and Richard S. Miller
10.36*	Form of Agreement between the Company and the FreeAgent e.office employee.
10.40‡	Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated June 30, 2000)
10.40.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Jeanne Murphy.
10.41‡	Employment Agreement dated September 7, 2000 between the Company and Peter Schwartz (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated December 31 2000)
10.41.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Peter Schwartz.
10.44

Employment Agreement dated January 25, 2002, between the Company and Michael J. Rusert  (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002)

10.44.1	First Amendment to Employment Agreement between the Company and Michael J. Rusert dated October 1, 2002
10.45	Employment Agreement dated March 1, 2002, between the Company and Charles F. Savoni

(Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002.)
10.45.1	First Amendment to Employment Agreement between the Company and Charles Savoni dated October 4, 2002
10.48	Employment Agreement dated October 9, 2002, between the Company and Robert Stefanovich
24.1	Powers of Attorney (included on signature page).
99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*                                         Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-93185.

‡                                          Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2001—File No. 000-29793.

†                                          We have been granted confidential treatment of certain provisions of this exhibit pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the Securities and Exchange Commission.

(b)                                  Reports on Form 8-K filed in fourth quarter of 2002:

On October 29, 2002, the Company filed a Current Report on Form 8-K to announce that the Company’s stockholders approved each of four proposals to effect a reverse split of the Company’s common stock, at its special meeting of stockholders held on October 21, 2002,

At the meeting, the stockholders approved four possible ratios for the reverse stock split: 1) one-for-25; 2) one-for-50; 3) one-for-75; and 4) one-for-100.  On February 7, 2003, the Company announced it had effected a one for twenty-five reverse stock split.

(c)                                  Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report

(d)                                  Financial Statement Schedules

The financial statement schedules required by Item 8 and Item 15 are not included herein because they are either not applicable, not material, or the information required by such schedules in included elsewhere in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

/s/ Michael J. Rusert
Michael J. Rusert,
Chief Executive Officer
Date: April 15, 2003

Each person whose signature appears below hereby constitutes and appoints Michael J. Rusert and Robert, S. Stefanovich the and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	April 15, 2003	/s/ Michael J. Rusert
Michael J. Rusert, Chief Executive and Operating Officer (principal executive officer), Director

Date:	April 15, 2003	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Executive Vice President and Chief Financial Officer (principal accounting officer)

Date:	April 15, 2003	/s/ Steve Yager
Steve Yager, Chairman of the Board

Date:	April 15, 2003	/s/ Klaus Cawen
Klaus Cawen, Director

Date:	April 15, 2003	/s/ Michael Murphy
Michael Murphy, Director

Date:	April 15, 2003	/s/ Pekka Halonen
Pekka Halonen, Director

Date:	April 15, 2003	/s/ Ari B. Horowitz
Ari B. Horowitz, Director

Date:	April 15, 2003	/s/ Olaf Odman
Olaf Odman, Director

Date:	April 15, 2003	/s/ Pekka Pere
Pekka Pere, Director

Date:	April 15, 2003	/s/ James Cannavino
James Cannavino, Director

CERTIFICATION OF CEO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Rusert, the Chief Executive Officer of Artemis International Solutions Corporation, certify that:

1.               I have reviewed this annual report on Form 10-K of Artemis International Solutions Corporation (the Company);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Company’s other certifying officer and I are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

(b)         evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to filing this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of our board of directors:

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the our internal controls; and

6.               The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 11, 2003	/s/ Michael J. Rusert
Michael J. Rusert, Chief Executive Officer

CERTIFICATION OF CFO PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert S. Stefanovich, the Chief Financial Officer of Artemis International Solutions Corporation, certify that:

1.               I have reviewed this annual report on Form 10-K of Artemis International Solutions Corporation (the Company);

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.               The Company’s other certifying officer and I are responsible for establishing and maintaining our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report was being prepared;

(b)         evaluated the effectiveness of the our disclosure controls and procedures as of a date within 90 days prior filing this annual report (the “Evaluation Date”); and

(c)          presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and to the audit committee of our board of directors:

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the our internal controls; and

6.               The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 11, 2003	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer

32

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Squar, Milner, Reehl & Williamson LLP, Independent Auditors

Report of Ernst & Young LLP, Independent Auditors

Report of KPMG WIDERTOY AB, Independent Auditors

Report of KPMG WIDERI OY AB, Independent Auditors

Report of KPMG SpA, Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000.

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the two years in the period ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000.

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000.

Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Artemis International Solutions Corporation

We have audited the accompanying consolidated balance sheet of Artemis International Solutions Corporation and subsidiaries (the “Company”) as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and comprehensive loss and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The Company’s December 31, 2001 consolidated financial statements were audited by other auditors whose report thereon dated April 10, 2002 expressed an unqualified opinion on such financial statements.  The other auditor’s report included a paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.  As discussed in Note 18, the predecessor auditor did not reissue their aforementioned audit report; thus, it is not included in the Company’s December 31, 2002 Form 10-K to be filed with the Securities and Exchange Commission.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying December 31, 2002 consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has negative working capital of $5.4 million and an accumulated deficit of approximately $75 million at December 31, 2002, and experienced negative operating cash flow for calendar 2001 and the nine months ended September 30, 2002.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California

March 16, 2003

Report of Independent Auditors

Board of Directors

Artemis International Solutions Corporation:

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year ended March 31, 2000 and the nine months ended December 31, 2000 of Artemis International Solutions Corporation (formerly Artemis International Corporation). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Projektihallinto Proha Oy, a combined entity under common control, whose statements reflect total assets of $8,947,000 as of December 31, 2000 and total revenues of $1,928,000 for the period from August 24, 2000 (date of affiliation with the combined companies) through December 31, 2000. We did not audit the financial statements of Artemis International S.p.A., a combined entity under common control, which statements reflect total assets of $3,602,000 as of December 31, 2000 and total revenues of $495,000 for the period from December 1, 2000 (date of affiliation with combined companies) through December 31, 2000. We did not audit the financial statements of Intellisoft Oy and Accountor Oy, two separately held equity investments of the Company, for which the investments are recorded at $109,000 as of December 31, 2000 and equity in earnings of affiliates were $137,000 for the period from August 24, 2000 (date of affiliation with combined companies) through December 31, 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for these entities, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended March 31, 2000 and the nine months ended December 31, 2000 of Artemis International Solutions Corporation in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Denver, Colorado
June 29, 2001

INDEPENDENT AUDITORS REPORT

To the Board of Directors of Proha Oyj

We have audited the accompanying combined profit and loss accounts for the period of August 24, 2000 to December 31, 2000 as well as the combined cash flows and the combined balance sheets as of December 31, 2000 representing an aggregation of financial information from the individual companies and operations of the Finnish Project Management business (“the PPOY Businesses”) as defined in note 2 to the financial statements. These combined financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

Helsinki, July 2, 2001

/s/ KPMG WIDERI OY AB

Reino Tikkanen
Authorized Public Accountant

INDEPENDENT AUDITORS REPORT

To the Board of Directors of Proha Oyj

We have audited the accompanying combined profit and loss accounts for the period of August 24, 2000 to December 31, 2000 as well as the combined cash flows and the combined balance sheets as of December 31, 2000 representing an aggregation of financial information from the individual companies and operations of the Financial Management (“the FM Businesses”) as defined in note 2 to the financial statements. These combined financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

Helsinki, July 2, 2001
/s/ KPMG WIDERI OY AB
Reino Tikkanen
Authorized Public Accountant

Report of Independent Auditors

To the Board of Directors
of Artemis International S.p.A.

1.                                       We have audited the accompanying reporting package of Artemis International S.p.A. as of and for the one month period ended 31 December 2000. This reporting package is the responsibility of the Company’s management. Our responsibility is to express an opinion on this reporting package based on our audit.

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

3.                                       The accompanying reporting package has been prepared in conformity with the accounting instructions of Artemis International Corporation, the Company’s parent, for use in preparing its consolidated financial statements. These instructions required preparing the reporting package adopting accounting policies generally accepted in the United States. These instructions, which do not require presentation of footnote disclosure and a statement of cash flows, differ however from accounting principles generally accepted in the Unites States. Accordingly, the accompanying reporting package is not intended to present the Artemis International S.p.A.’s financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States.

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

31 May 2001	/s/ K.P.M.G. S.p.A.
Orazio Vagnessi Director of Audits

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31, 2002	December 31, 2001
		(Unaudited)
ASSETS
Current assets:
Cash	$7,766	$5,081
Accounts receivable, net of allowance for doubtful accounts of approximately $296 at December 31, 2002 and $223 at December 31, 2001	17,320	13,088
Other accounts receivable	461	952
Prepaid expenses	1,618	2,404
Other current assets	1,647	392
Total current assets	28,812	21,917

Property and equipment, net of accumulated depreciation and amortization of $7,197 at December 31, 2002 and $5,194 at December 31, 2001	1,588	2,725
Intangible assets, net of amortization of $4,118 at December 31, 2002 and zero at December 31, 2001	10,637	14,755
Investment in affiliates and other assets	836	796
Total assets	$41,873	$40,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,468	$5,292
Accrued liabilities	7,254	5,954
Accrued payroll and taxes	7,226	6,678
Deferred revenue	10,842	7,471
Line of credit	3,486	1,062
Current portion of long-term debt	950	1,245
Total current liabilities	34,226	27,702

Accrued pension and other liabilities	832	989
Deferred taxes	800	547
Long-term debt, less current portion	235	1,373
Total liabilities	36,093	30,611

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,964,767 shares issued and outstanding at December 31, 2002 and 2001	10	10
Additional paid-in capital	80,833	80,187
Accumulated deficit	(75,100)	(71,152)
Accumulated other comprehensive income	37	537
Total stockholders’ equity	5,780	9,582
Total liabilities and stockholders’ equity	$41,873	$40,193

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
		(Unaudited)
Revenue:
Software	$15,070	$15,105	$18,297	$12,134
Support	15,690	15,512	11,557	9,121
Services	37,904	37,029	19,449	13,567
	68,664	67,646	49,303	34,822

Cost of revenue:
Software	1,734	2,522	1,497	1,157
Support	6,389	6,705	5,249	4,212
Services	24,587	23,870	13,565	10,170
	32,710	33,097	20,311	15,539

Gross margin	35,954	34,549	28,992	19,283

Operating expenses:
Selling and marketing	12,544	16,782	11,356	8,520
Research and development	7,868	9,894	7,894	8,271
General and administrative	15,122	10,879	4,774	4,039
Amortization expense	4,166	18,832	2,876	6,932
Impairment charge	—	43,430	—	—
Management fees	—	806	2,050	976
Acquisition costs	—	409	—	1,943
	39,700	101,032	28,950	30,681

Operating income (loss)	(3,746)	(66,483)	42	(11,398)

Interest expense, net	194	826	1,151	801
Equity in net loss (earnings) of unconsolidated affiliates	199	866	(165)	(30)
Gains on sale of subsidiary and investee	(977)	—	—	—
Other expense, net	688	1,176	562	252
Foreign exchange (gain) loss	(382)	178	—	—
	(278)	3,046	1,548	1,023

Loss before income taxes	(3,468)	(69,529)	(1,506)	(12,421)

Income tax expense (benefit)	480	(9,670)	(2,566)	(1,691)

Income (loss) before minority interest	(3,948)	(59,859)	1,060	(10,730)

Minority interest in (earnings) losses of unconsolidated subsidiary	—	95	—	(67)

Net (loss) income	$(3,948)	$(59,764)	$1,060	$(10,797)

Income (loss) per common share:
Basic	$(0.40)	$(6.78)	$0.14	$(1.40)
Diluted	$(0.40)	$(6.78)	$0.14	$(1.40)

Weighted average common shares used in computing income (loss) per common share
Basic	9,965	8,816	7,426	7,689
Diluted	9,965	8,816	7,525	7,689

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME (LOSS)

For the Period April 1, 1999 to December 31, 2002

(Information for the Year Ended December 31, 2001 is Unaudited)

(in thousands)

	Common Stock		Investment in Stock of Parent Company	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance March 31, 1999	7,413	$7	$—	$93	$(1,511)	$(166)	$(1,577)
Exercise of stock options	13	—	—	4	—	—	4
Net income	—	—	—	—	1,060	—	1,060
Foreign currency translation adjustment	—	—	—	—	—	(483)	(483)
Comprehensive income	—	—	—	—	—	—	577
Balance March 31, 2000	7,426	7	—	97	(451)	(649)	(996)
Contribution of Proha shares	—	—	(3,787)	3,787	—	—	—
Sale of Proha shares	—	—	1,004	518	—	—	1,522
Exercise of stock options/warrants	391	1	—	318	—	—	319
Stock bonuses	160	—	—	601	—	—	601
Capital contribution-expenses paid by shareholder	—	—	—	329	—	—	329
Capital contribution-push-down purchase accounting	—	—	—	68,920	—	—	68,920
Cash dividends	—	—	—	—	(140)	—	(140)
Net loss	—	—	—	—	(10,797)	—	(10,797)
Foreign currency translation adjustment	—	—	—	—	—	1,147	1,147
Comprehensive loss	—	—	—	—	—	—	(9,650)
Balance December 31, 2000	7,977	8	(2,783)	74,570	(11,388)	498	60,905
Cancellation of stock in Proha	—	—	2,783	(2,783)	—	—	—
Capital contributions-Proha	—	—	—	425	—	—	425
Shares of Opus360 outstanding prior to reverse acquisition deemed acquired	1,988	2	—	7,975	—	—	7,977
Net loss	—	—	—	—	(59,764)	—	(59,764)
Foreign currency translation adjustment	—	—	—	—	—	39	39
Comprehensive loss	—	—	—	—	—	—	(59,725)
Balance December 31, 2001	9,965	10	—	80,187	(71,152)	537	9,582
Net loss	—	—	—	—	(3,948)	—	(3,948)
Foreign currency translation adjustment	—	—	—	—	—	(500)	(500)
Comprehensive loss	—	—	—	—	—	—	(4,448)
Adjustment related to the reverse acquisition of Opus 360	—	—	—	646	—	—	646
Balance December 31, 2002	9,965	$10	$—	$80,833	$(75,100)	$37	$5,780

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31,
	2002	2001	2000
		(Unaudited)
Cash flow from operating activities:
Net income (loss)	$(3,948)	$(59,764)	$1,060	$(10,797)
Adjustments to reconcile net income (loss) to net cash provided by or used in operating activities:
Depreciation and amortization	6,213	22,380	3,444	7,613
Minority interest	—	(95)	—	67
Capital contribution-expenses paid by shareholders	—	—	—	329
Issuances of stock bonuses to employees	—	—	—	601
Equity in net loss (gain) of unconsolidated affiliate	424	(866)	—	—
Gains on sale of subsidiary and investee	(977)	—	—	—
Deferred income taxes and other	254	(10,372)	(2,607)	(1,057)
Loss on impaired assets	—	43,430	—	—
Push-down of in-process research and development expense	—	—	—	2,326
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	(4,232)	5,472	(372)	627
(Increase) decrease in prepaid expenses and other assets	(160)	(527)	46	(29)
Increase (decrease) in deferred revenues	3,371	(2,779)	(276)	1,145
Increase (decrease) in accounts payable, accrued liabilities, and other liabilities	1,134	(5,449)	(155)	2,452
Net cash provided by (used in) operating activities	2,079	(8,570)	1,140	3,277

Cash flow from investing activities:
Capital expenditures, net	(958)	(841)	(588)	(627)
Proceeds from sale of subsidiary and investee	1,121	—	—	—
Increase in short-term investments	—	—	—	(24)
Cash provided by former parent contribution of subsidiaries	—	1,048	—	1,477
Cash provided from acquisitions	—	14,535	—	—
Investment in affiliates	—	—	(114)	146
Net cash provided by (used in) investing activities	163	14,742	(702)	972

Cash flow from financing activities:
Net borrowings on lines of credit	2,424	2,747	4,623	411
Proceeds from sale of parent company stock, net of tax	—	—	—	1,522
Proceeds from exercise of stock options and warrants, net of tax	—	—	—	319
Parent company dividends	—	—	—	(140)
Capital contribution	—	—	4	—
Payments of debt and capital leases	(1,481)	(6,496)	(4,897)	(4,104)
Net cash provided by (used in) financing activities	943	(3,749)	(270)	(1,992)

Effect of exchange rate changes on cash	(500)	(542)	(483)	(256)

Net (decrease) increase in cash	2,685	1,881	(315)	2,001

Cash at the beginning of the period	5,081	3,200	1,514	1,199

Cash at the end of the period	$7,766	$5,081	$1,199	$3,200

See accompanying notes to consolidated financial statements for discussion of non-cash transactions and disclosure of cash paid for interest and income taxes.
The accompanying notes are an integral part of these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the Year Ended
December 31, 2001 is Unaudited.)

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Artemis International Solutions Corporation and Subsidiaries, (“Artemis”, or the “Company”) is a provider of enterprise-based portfolio, project and resource management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 41 offices in 27 countries. Artemis services key vertical markets such as (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals,  (iv) Government, (v) Financial Services (vi) Automotive, and (vii) High Technology.

As used herein:

•                  “Opus360” refers to Opus360 Corporation prior to the closing of certain share exchange transactions.  Opus360 Corporation was incorporated on August 17, 1998 under the laws of the State of Delaware to provide an integrated web-based service to streamline the procurement and management of professional services.

•                  “Legacy Artemis” refers to Artemis Acquisition Corporation, a Delaware corporation and the parent corporation of the Artemis business organization.  Prior to certain share exchange transactions, Legacy Artemis was a wholly owned subsidiary of Proha Plc (“Proha”), a Finnish corporation. Legacy Artemis was a developer and supplier of comprehensive, project and resource collaboration application software products and consulting services.  Proha acquired Legacy Artemis on August 24, 2000, and subsequently contributed its interests in the entities listed in the table below to Legacy Artemis (the “Contributed Businesses”).

•                  In November 2001 the Company changed its name to “Artemis International Solutions Corporation”, which refers to Opus360 Corporation after the closing of certain share exchange transactions.

On August 24, 2000 Proha purchased all of the outstanding common stock of Legacy Artemis. The purchase was structured as a share exchange whereby Proha issued shares of its publicly traded (Helsinki Exchange) common stock to Legacy Artemis’ equity holders in exchange for all of Legacy Artemis’ common stock. The purchase price was $50 million, less post-closing adjustments of approximately $6 million. The amount of the purchase price adjustments was determined subsequent to the effective date of the transaction, and as a result, Legacy Artemis’ former shareholders were required to contribute to Legacy Artemis $6 million of the Proha stock. These contributions have been recorded on a net of taxes basis, as additional paid-in capital and as an offsetting reduction in stockholders’ equity, similar to treasury stock, as an investment in the stock of the parent company. Subsequent to the receipt of the Proha shares, Legacy Artemis sold a portion of these shares, resulting in a gain of $518,000, net of taxes of $304,000, which has been recorded as additional paid-in capital. At December 31, 2000, the Company held 392,036 shares of Proha, recorded at $2,783,000, net of deferred income taxes of $1,634,000.  In 2001, Proha cancelled these shares, which was treated as a reduction of additional paid in capital.

As a result of the transaction, Legacy Artemis recorded goodwill of approximately $30.7 million with a corresponding increase in additional paid-in capital. Legacy Artemis also recorded approximately $32.3 million of identifiable intangible assets and $2.3 million of in-process research and development (“R&D”) expense.  The aforementioned intangible assets were pushed down to the financial statements of Legacy Artemis, with a corresponding increase of additional paid-in capital.  The in-process R&D expense recorded during the nine months ended December 31, 2000 resulted from an allocation of purchase price to the two projects under development by the Company in August 2000; such projects were not considered to have reached technological feasibility at that date.  Such R&D expense was also pushed down to the financial statements of Legacy Artemis.  As a result of the contribution by Proha to the Company of Proha’s interest in several foreign companies, goodwill and identifiable intangible assets of approximately $10.2 million and $7.7 million, respectively, were also recorded during the nine months ended December 31, 2000.

As noted above, Proha acquired Legacy Artemis in August 2000.  Proha subsequently transferred its interests in several companies based in Europe, Asia and the United States to Legacy Artemis.  In addition, Proha contributed its directly held interests in several companies to Artemis in conjunction with the share exchange transactions effective December 2000.  Each of the “Contributed Businesses” is reflected as having been contributed by Proha as of the later of the date Legacy Artemis was acquired by Proha or the date these interests were under the control of Proha, Legacy Artemis’ parent.  These Contributed Businesses are included in the results of Artemis as of the effective date a majority interest was transferred to Artemis.

The active Contributed Businesses and the effective dates of their contribution to Legacy Artemis by Proha were as follows:

Current Company Name	Location	Contribution Date
Artemis Finland OY	Finland	August 24, 2000
Artemis International Solutions Ltd.	United Kingdom	August 24, 2000
Artemis International Limited	Japan	August 24, 2000
PMSoft Asia Pte. Ltd.	Singapore	December 1, 2000
Artemis International S.p.A.	Italy	December 1, 2000
Enterprise Management Systems Sarl	Italy	December 1, 2000
Artemis International Sarl	France	December 1, 2000
Solutions International	France	December 1, 2000
Artemis International GmBH	Germany	December 1, 2000

In April 2001, Opus360 and Proha entered into a share exchange agreement (“the Share Exchange Agreement”) pursuant to which, upon completion of the transactions contemplated under such agreement ("the Share Exchange Transactions''), Opus360 exchanged 80% of its post-transaction outstanding common stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Accountor OY (see Note 2) and Intellisoft OY.  As a result of the share exchange transactions, Proha owns 80% of the outstanding common stock of Artemis.

The Share Exchange Transaction

The transaction was structured in two steps since the number of authorized Opus360 shares needed to be increased to allow for the issuance of 8.0 million new shares to Proha.  Despite its two step structure, the transaction was accounted for upon the consummation of the first closing because Proha gained a majority controlling interest and the voting agreements discussed below effectively “locked in” phase two of the transaction.

In connection with the Share Exchange Agreement, Proha entered into two voting agreements, one with Ari Horowitz, (cofounder of Opus360 and member of the Artemis Board of Directors), and one with Opus360.  Pursuant to these agreements, Ari Horowitz agreed among other things to cause all of his 133,000 shares of Opus360 common stock to be voted in favor of the second closing.  Also, Proha agreed among other things to cause all of its 3.0 million shares of Opus360’s common stock to be voted in favor of the second closing.

As a result of the above agreements, there were commitments to vote in favor of the second closing representing approximately 62% of the outstanding common stock.  Accordingly, the transaction was not treated as a step acquisition since Proha obtained a majority controlling and voting interest upon consummation of the first closing.

On July 31, 2001, Opus360 consummated the first phase of the transaction contemplated by the Share Exchange Agreement.  In connection with this Agreement, Opus360 acquired all of the capital stock of Legacy Artemis, in exchange for approximately 3.0 million shares of the Opus360’s common stock.  As a result of this exchange, Proha obtained a controlling ownership and management interest in Opus360.  Accordingly, the transaction was accounted for as a reverse acquisition with Legacy Artemis treated as the accounting acquirer and accounted for under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations.  The second closing was completed November 20, 2001 by Opus360’s filing of a Definitive Proxy Statement with the  Securities and Exchange Commission (“SEC”) containing the required disclosures and financial information of the combined and consolidated companies.  At the second closing, Opus360 delivered approximately 5.0 million additional shares of the Opus360’s common stock in return for the delivery by Proha of 19.9% of the outstanding shares of the two Proha subsidiaries. Upon completion of the second closing, Proha owned approximately 80% of the post-transaction outstanding common stock of the Company.

All information regarding equity instruments and related per share amounts has been restated within this annual report to reflect the effects of the reverse merger transaction described above.

Basis of Presentation

Accounting principles generally accepted in the United States (“GAAP”) require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions, Proha, the former shareholder of Legacy Artemis, holds a majority interest in the Company, governing body and senior management in the combined Company.  Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 (which changed its name to Artemis International Solutions Corporation on November 20, 2001) remains the legal parent company and the registrant for SEC reporting purposes.

The consolidated financial statements included herein represent the historical financial statements of Legacy Artemis, as the accounting acquirer, and the acquisition of Opus360 has been accounted for under the purchase method of accounting.  The assets acquired and liabilities assumed of Opus360, as the legally acquired entity, are recorded at their estimated fair values at July 31, 2001.  The excess of the estimated fair values of the identifiable net assets over the purchase price is treated as negative goodwill. Negative goodwill is first applied to reduce the assigned value of identifiable non-current assets other than long-term investments in marketable securities and deferred tax assets, until those assets are reduced to zero.

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.  The Company has experienced net losses in each of the two years in the period ended December 31, 2002, and the nine months ended December 31, 2000.  At December 31, 2002, the Company has an accumulated deficit of $75.1 million and its current liabilities exceeded current assets by $5.4 million.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2002 is as follows:

	Year ending December 31,
	2003	2004	2005	2006	2007	2008- thereafter	Total
	(in thousands)
Long-term debt	$950	$113	$16	$16	$90	$—	$1,185
Obligations under non-cancellable operating leases	3,522	1,407	1,070	347	43	7	6,396
	$4,472	$1,520	$1,086	$363	$133	$7	$7,581

Other cash requirements through the end of fiscal year 2003 are primarily to fund operations at approximately the same levels as fiscal year 2002.  In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund our operations or potential acquisitions, if any. The Company currently has no plans to affect any other offerings. The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company.  The Company’s inability to raise capital when needed could seriously harm the growth of the business and results of operations.

The Company’s near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions.  Since joining the Company the new Chief Executive Officer, has been developing a broad operational and restructuring plan designed to (i) leverage the Company’s brand and technology strengths, (ii) reduce costs and (iii) dispose of certain non-core assets.  At December 31, 2002, the Company had unused credit lines of $0.9 million based on the December 31, 2002 balance and aging of eligible accounts receivable.  The Company generated positive operating cash flow for the quarter and year ended December 31, 2002.  In addition, the Company is exploring a number of alternatives regarding financing to support its efforts at implementing its strategies.  Management believes that cash generated from operations as well as its current credit facilities will be sufficient to support he Company’s liquidity requirements through December 31, 2003, depending on operating results and the level of acceptance of its products, its costs and its short-term financing.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 7, 2003, the Company effected a one for twenty-five reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the reverse stock split.

Reclassifications

Certain prior period information has been reclassified to conform to the current period presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Artemis International Solutions Corporation and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over (either individually or in concert with its parent, Proha) are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of goodwill and other intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of deferred tax assets, allowance for uncollectible accounts receivable, revenue recognition, useful economic lives of intangible assets, accrued pension liabilities and certain other accrued liabilities.

Revenue Recognition

The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition, as well as SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4.  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative estimated fair market value of each of the elements. The estimated fair value of an element must be based on vendor-specific objective evidence (“VSOE”). Software license revenue allocated to a software product is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products and do not include significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period.  If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Cost of Revenues

Cost of software revenue primarily reflects the manufacture expense and royalties to third party developers, which are recognized upon delivery of the product or in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Cost of support includes (i) sales commissions and salaries paid to employees who provide first and second level support to clients and (ii) consultants, which are recognized as the services are performed.  Sales commissions are expensed as incurred.  The costs incurred for implementation, customer support and training of the Company’s clients using internal or external resources are recorded as cost of services revenue when the services are performed.

Software Development Costs

The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software products has been established, computer software development costs are capitalized and reported at the lower of amortized cost or estimated net realizable value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method of amortization over a period not to exceed three years. Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, during the years ended December 31, 2002 and 2001, the year ended March 31, 2000 and the nine months ended December 31, 2000, no software costs have been capitalized.

Allowance for doubtful accounts

We establish our allowance for doubtful accounts based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the related assets, generally ranging from three to five years, or the remaining lease term when applicable.  Gains and losses on disposals are included in income at amounts equal to the difference between the book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are charged against earnings as incurred.

Intangible Assets

Intangible assets at December 31, 2002 consist of acquired customer bases and current core technology. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase.  The value of the purchased in-process research and development was determined by estimating the projected net cash flows related to in-process research and development projects, excluding costs to complete the development of the technology. These cash flows were discounted back to their net present value. The discount rate was estimated based on the implied rate of the transaction, the weighted average cost of capital and the percentage of completion at the acquisition date. The projected net cash flows from such projects were based on management’s estimates of revenues and operating profits related to such projects.  The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 42 months from January 1, 2002.  Management believes that the straight-line method is appropriate for the Company’s customer list, given the caliber and nature of its customer relationships.  Substantially all intangible assets remaining at December 31, 2002 will be fully amortized by July 2004, assuming no impairment adjustments or future changes in their estimated useful lives.

Intangible assets are reviewed at least annually for impairment to ensure they are appropriately valued.  Conditions that may indicate an impairment issue exists include an economic downturn or a change in the assessment of future operations.  Where applicable, an appropriate interest rate is utilized, based on appropriate economic factors, risk and cost of capital.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets, and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Effects of the Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 also amends Accounting Research Bulletin  No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation of a subsidiary of which control is likely to be temporary.  The Company adopted SFAS No. 144 commencing January 1, 2002, and it did not have a material effect on the financial position or results of operations.

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present.  Indicators of impairment include an economic downturn or a change in the assessment of future operations.  In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell.  During the year ended December 31, 2001, the Company recorded impairment charges of approximately $43 million.  No such impairment charges were recorded during the year ended December 31, 2002.  (See Note 5).

Translation of Foreign Currencies

Artemis uses the U.S. dollar as it functional currency.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS 52, Foreign Currency Translation, translation adjustments are included as a component of stockholders’ equity. The Company recorded a foreign exchange loss of $0.2 million and a foreign exchange gain of $0.4 million for the years ended December 31, 2001 and 2002, respectively.  Foreign currency remeasurement gains and losses were not material for any other period presented.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse  (See Note 10).

Valuation of Deferred Tax Assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Stock-Based Employee Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note 15.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  For disclosure purposes only, the fair value of all stock options granted to employees is estimated using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for stock options granted by Artemis:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
Annual Dividends	zero	zero	zero	zero
Expected Volatility	180%	65%	zero	zero
Risk free interest rate	4.5%	4.5%	6.0%	6.0%
Expected life	5 years	5 years	3 years	3 years

As permitted by GAAP, the Company used the minimum value method set forth in SFAS No. 123 Accounting for Stock-Based Compensation before becoming a publicly held entity; such method does not consider the volatility of the stock underlying the options.

The following table illustrates the effect on net income or loss and earnings or loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123.  If compensation cost was determined on the basis of estimated fair value pursuant for all of the Company’s stock-based employee compensation plans, the Company’s net income or loss and income or loss per common share would have changed as follows:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
	(in thousands, except per share data)

Net income (loss) as reported	$(3,948)	$(59,764)	$1,060	$(10,797)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(5,660)	(3,298)	—	—
Pro forma net income (loss)	$(9,608)	$(63,062)	$1,060	$(10,797)

Basic and diluted income (loss) per common share
As reported	$(0.40)	$(6.78)	$0.14	$(1.40)
Pro forma	$(0.96)	$(7.15)	$0.14	$(1.40)

Segment Information

The Company discloses information regarding segments in accordance with SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes standards for reporting of financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports.  The Company is managed, and financial information is developed on a geographical basis, rather than a product line basis.  Thus, the Company has provided segment information on a geographical basis (see Note 11).

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components.  SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income until realized.  Translation gains or losses are also included in comprehensive income in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

Postemployment Benefits

The Company records postemployment benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions.  The Company discloses postemployment benefits in accordance with SFAS No. 132, Employers’ Disclosure about Pensions and Other Postemployment Benefits.  SFAS No. 132 establishes standards for employers who provide benefits to former or inactive employees after employment but before retirement.  Postemployment benefits include, but are not limited to, salary continuation, supplemental employment benefits and disability related benefits.

Earnings/ Loss per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic net loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Significant Recent Accounting Pronouncements

SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, is effective for exit and disposal activities initiated after December 31, 2002. Management has not determined if such pronouncement will have a material effect on the Company’s future consolidated financial statements.

SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123. This standard also requires additional disclosure related to stock-based employee compensation in annual and interim financial reporting. This standard is generally effective for fiscal years ended after December 15, 2002 and did not have any impact on our consolidated financial statements except for the tabular disclosure presented in the “Stock-Based Employee Compensation” section of this note.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.  Acquisitions and Divestitures

As noted above, in April 2001, Opus360 and Proha entered into the Share Exchange Agreement, pursuant to which, upon completion of the transactions contemplated under such agreement, Opus360 exchanged 80% of its post-transaction outstanding common stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.  As a result of the share exchange transactions more fully described in Note 1, Proha owns 80% of the outstanding common stock of Artemis.

Opus 360/Proha Merger

In addition, goodwill of $30.7 million resulting from the acquisition of Legacy Artemis by Proha on August 24, 2000 was pushed down to the financial statements of Legacy Artemis, with a corresponding increase in additional paid-in capital.  This goodwill represented the excess of the purchase price paid over the estimated fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets of $30.7 million resulting from the acquisition of the Company by Proha on August 24, 2000 were also been pushed down to Legacy Artemis, with an offsetting increase in additional paid-in capital.  In addition, $2.3 million of the purchase price consisted of in-process research and development existing at August 24, 2000 that was pushed down to Legacy Artemis’ financial statements, and was reflected in research and development expenses in the accompanying statement of operations for the nine months ended December 31, 2000. Goodwill and intangible assets of $10.2 million and $7.7 million, respectively, were recorded during the nine months ended December 31, 2000 as a result of the contribution by

Proha to the Company of Proha’s interests in Projektihallinto Proha Oy, Enterprise Management Systems Sarl, Artemis International S.p.A., Solutions International SA, Artemis International Gmbh and Artemis International Sarl.

At the date the Company was acquired by Proha, the Company had two projects in development: Release 5 of the Company’s Views product line and Portfolio Director. Neither of these projects was considered to have reached technological feasibility at the acquisition date.  Approximately $2.3 million of the purchase price consisted of in-process research and development, which was pushed down to Legacy Artemis financial statements and recorded as Research and Development expense for nine months ended December 31, 2000.

The purchase price was determined using 80% of the market value (market capitalization) of Opus360’s interest in the post-merger combined entity, using the five day average closing share price of the Opus 360 common stock for the two days prior to, the day of, and the two days subsequent to the announcement and approval of the transaction, April 11, 2001.  The assets acquired and liabilities assumed from Opus360, as the acquired entity, were recorded at their estimated fair values at July 31, 2001.

The excess of the estimated fair values of the identifiable net assets over the purchase price was treated as negative goodwill, which was applied to reduce the value assigned to non-current assets.

Purchase Price Allocation
(in thousands, except per share data)
Outstanding shares prior to Share Exchange Transaction	1,994
Average closing price	$5.00
Market value	9,971
Percentage of Shares issued to acquiror	80%
Market value issued to acquiror per Share Exchange Agreement	$7,977

Fair value of net assets acquired	$19,224
Less market value issued to acquiror per Share Exchange Agreement	(7,977)
Excess of estimated fair market value of net assets acquired over market value	11,247
Less acquisition costs	(747)
Negative goodwill allocated	$10,500

The book value of net assets acquired at July 31, 2001 approximates fair market value as the current assets and liabilities are liquid in nature and the long-term assets principally relate to recently acquired computer equipment and software.  Estimated fair market value of net assets acquired principally consisted of the following:

July 31, 2001
(in thousands)
Cash	$13,555
Prepaid expenses and other current assets	1,269
Property, plant and equipment	7,631
Purchased software	2,036
Capitalized software	2,214
Other assets	782
Total assets	27,487
Current liabilities	(8,194)
Other liabilities	(69)
Net assets	$19,224

Purchase Price Allocation

Negative goodwill of approximately $10.5 million has been allocated on a pro-rata basis to property and equipment ($6.3 million), purchased software ($1.5 million), capitalized software ($1.9 million) and other assets ($0.6 million).

Pro forma information

The following unaudited pro forma condensed financial data combine the historical combined and consolidated statements of operations of Legacy Artemis and Opus360, giving effect to the Share Exchange Transaction using the purchase method of accounting. The historical statements of operations for Legacy Artemis and Opus360 have been adjusted to conform the pro-forma financial statement presentation of the combined companies. The pro forma combined condensed financial data for the years ended December 31, 2001 and 2000 reflect the transaction as if it had occurred on January 1, 2000.

	Year ended December 31,
	2001	2000
	(In thousands, except per share data)
	(unaudited)
Condensed combined statement of operations data:
Revenues	$69,372	$77,858
Net loss	(80,956)	(71,905)
Basic and diluted net loss per share	$(0.32)	$(0.29)

Sale of Accountor OY

In November 2002, the Company sold its 19.9% interest in Accountor OY to Pretax Ltd, an unrelated party.  Under the terms of the sale, the Company’s gross proceeds were $0.8 million less transaction costs and purchase commitments (net of reimbursements) of approximately $0.1 million.  The Company’s investment in Accountor OY was carried at less than $0.1 million at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.7 million on the sale of Accountor OY.

Sale of ABC Technologies- France

In December 2002, the Company sold its interest in ABC Technologies – France to an unrelated party.  Under the terms of the sale, the Company collected proceeds of approximately $0.3 million and expects to collect an additional $0.1 million upon achievement of certain milestones in 2003. Based in Paris, France, ABC Technologies - France was managed by Artemis’ French subsidiary.  The Company’s investment in ABC Technologies was carried at approximately zero at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.3 million on the sale of ABC Technologies - France.  The $0.1 million of contingent consideration has not been recorded as of December 31, 2002.

Note 3. Accounts Receivable

At December 31, 2002 and 2001, the breakdown of accounts receivable was as follows:

	December 31,
	2002	2001
	(in thousands)
Trade receivables	$17,616	$13,311
Less allowance for doubtful receivables	(296)	(223)

Net trade accounts receivable	$17,320	$13,088

Changes in the allowance for doubtful accounts receivable were as follows:

			For the nine months ended December 31,
	For the years ended December 31,
	2002	2001	2000
	(in thousands)
Beginning balance	$(223)	$(138)	$—
Provision for doubtful receivables	(157)	(140)	138
Write-offs	84	55	—

Ending balance	$(296)	$(223)	$(138)

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2001
	(in thousands)
Computer hardware	$6,060	$5,452
Computer software	1,442	1,598
Leasehold improvements	341	354
Furniture and fixtures	964	409
Other	70	106
	8,877	7,919
Less accumulated depreciation and amortization	(7,289)	(5,194)
Total	$1,588	$2,725

Note 5. Intangible Assets

Identifiable intangible assets consist of the following:

	December 31,
	2002	2001
	(in thousands)
Customer Base	$9,163	$9,163
Current Technologies	5,592	5,592
	14,755	14,755
Less accumulated amortization	(4,118)	—
Total	$10,637	$14,755

Intangible assets are amortized on a straight-line basis over their expected useful lives of forty two months. During the fourth quarter of 2001, the Company evaluated the carrying values of its goodwill and identifiable intangible assets.  An impairment charge of  $43.4 million was recorded in the year ended December 31, 2001.  Specifically, the significant decline in business activity generally and software license revenues following the terrorist attacks on New York City and Washington, DC as well as the Company’s fourth quarter operating and cash flow losses required an adjustment to the carrying value of long-lived assets.  Using discounted cash flow projections of expected returns from these assets; the Company determined that the carrying value of its goodwill and identifiable intangible assets should be reduced to approximately $14.8 million.  During the years ended December 31, 2002, December 31, 2001 and March 31, 2000 and the nine months ended December 31, 2000 approximately $4.1 million, $18.8 million, $2.9 million and $6.9 million, respectively, of goodwill and intangible assets was amortized.  Amortization expense incurred in 2001 was prior to the aforementioned impairment of intangible assets in December 2001.  Effective January 1, 2002, the Company established a new cost basis for its intangible assets in accordance with SFAS No. 144, and began amortization of such assets over management’s new estimated useful economic life of forty two months.

We license our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer the software to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We protect our software, documentation, templates and other written materials under trade secret and copyright laws, which afford only limited protection.

Note 6. Debt

Foothill Capital Corporation has extended to the Company a combination of Note Payable and a Line of Credit totaling approximately $4.5 million (the “Foothill Facility”).  This facility bears interest at the prime rate (4.25% at December 31, 2002) plus 2%, but not less than 9%, and is due in full on June 30, 2003.  Borrowings under the Foothill Facility are secured by a security interest in the Company’s accounts receivable, equipment, general intangibles, inventories, negotiable collateral, and any other assets that come into the possession of the Company. Borrowings under the Line of Credit are subject to maintenance of certain covenants including minimum current ratio, tangible net worth, trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization, coverage of interest and principal payments and capital expenditure limitations.  At December 31, 2002, Foothill had waived any of the covenants that were not in compliance for one quarter. The Company expects to be in compliance with the covenants during the quarter ended March 31, 2003. The borrowings under the Line of Credit are limited by the level and aging of eligible accounts receivable.  At December 31, 2002, there was $0.7 million drawn under the Note Payable portion of the Foothill Facility.

At December 31, 2002, the Company had unused lines of credit equal to $0.9 million.  Interest paid for the years ended December 31, 2002, December 31, 2001, March 31, 2000 and the nine months ended December 31, 2000 was approximately $0.2 million, $0.8 million, $1.0 million, and $0.9 million, respectively.

	December 31,
	2002	2001
	(in thousands)

Liability to Foothill Capital Corporation.	$683	$1,766

Note payable to Proha. Interest rate of 4% annually which is payable on demand.	130	423

Finland government installment loans, average effective interest rate of 3.61% for 2002 and 4.19% for 2001 payable through September 25, 2006	245	161

Bank Societe Generale term loan due through December 31, 2003, average effective interest rate of 3.97% for 2002 and 4.32% for 2001.	127	173

Other long-term liabilities	—	95
	$1,185	$2,618
Less: current portion of long term debt	(950)	(1,245)
Long term debt, less current portion	$235	$1,373

Note 7. Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 2002, December 31, 2001, March 31, 2000 and the nine months ended December 31, 2000 was approximately $4.2 million, $3.2 million, $2.0 million and $2.1 million, respectively.

Future minimum rental commitments for the above operating leases are as follows:

Year ending December 31,	(in thousands)
2003	$3,522
2004	1,407
2005	1,070
2006	347
2007	43
Thereafter	7
Total	$6,396

The Company has employment agreements and arrangements with its executive officers and certain other key employees. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments, bonuses or other benefits under certain circumstances.

Note 8. Earnings and Loss Per Common Share

The following table sets forth the computation of basic and diluted earnings and loss per common share:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
	(in thousands except, per share amounts)
Numerator:
Net income (loss)	$(3,948)	$(59,764)	$1,060	$(10,797)

Denominator:
Weighted average outstanding shares of common stock	9,965	8,816	7,426	7,689
Dilutive effect of stock options and warrants	—	—	100	—
Common stock and equivalents	9,965	8,816	7,525	7,689

Earnings (loss) per common share
Basic	$(0.40)	$(6.78)	$0.14	$(1.40)

Diluted	$(0.40)	$(6.78)	$0.14	$(1.40)

Diluted loss per common share for years ended December 31, 2002 and December 31, 2001 as well as the nine months ended December 31, 2000 does not include the effect of stock options and warrants (see Note 15) since their effect would be anti-dilutive.  Options and warrants outstanding at December 31, 2002, December 31, 2001 and December 31, 2000 approximated 1.3 million, 630,000 and 252,000, respectively.

Note 9. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees. Employees may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were zero during the year ended December 31, 2002 and $0.1 million each during the years ended December 31, 2001 and March 31, 2000 and the nine months ended December 31, 2000.

The Company also has a defined benefit pension plan covering employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the Plan during the years ended December 31, 2002, December 31, 2001, March 31, 2000, and the nine months ended December 31, 2000 were $0.2 million, $.1 million, $.2 million, and $.1 million, respectively.

Net defined benefit pension cost included the following components:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
	(in thousands)
Service cost (benefits earned during the period)	$162	$180	$265	$169
Interest cost on projected benefit obligation	322	320	297	232
Expected return on plan assets	(351)	(374)	(346)	(260)
	$133	$126	$216	$141

Other pension data follows:

	December 31,
	2002	2001
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$5,022	$5,399
Service cost	162	180
Interest cost	322	320
Plan participants’ contribitions	94	120
Actuarial loss (gain)	196	(808)
Benefits paid	(115)	(30)
Effect of change in foreign currency exchange rate	599	(159)
Benefit obligation at end of year	$6,280	$5,022

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,405	$4,698
Actual return on plan assets	(974)	(393)
Employer contribution	200	148
Plan participants’ contribitions	94	120
Benefits paid	(115)	(30)
Effect of change in foreign currency exchange rate	498	(138)
Fair value of plan assets at end of year	$4,108	$4,405

	December 31,
	2002	2001
	(in thousands)
Reconciliation of Funded Status
Funded Status	$(2,172)	$(617)
Unrecognized net actuarial loss	—	—
Unrecognized prior service cost	—	—
Accrued benefit cost	$(2,172)	$(617)

As permitted by SFAS No. 87, Employers’ Accounting for Pensions, actuarial gains and losses are generally not amortized to pension expense in the period in which they arise when the gain/loss is not yet included in the market-related value of plan assets.  GAAP allows such deferral accounting in any period in which the beginning-of-the-year unrecognized actuarial net gain or loss does not exceed the greater of 10% of the projected benefit obligation or the market-related value of plan assets.

For the years ended December 31, 2002 and 2001, the Company’s defined benefit pension plan was eligible for the deferral accounting described in the preceding paragraph.  Thus pension expense for such years does not include any amortization of the actuarial net change in the market-related value of plan assets.

The primary actuarial assumptions used in determining the above benefit obligation amounts were as follows:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
Discount rate	6%	6%	6%	6%
Increase in Future Compensation	4%	5%	5%	5%
Annual Rate of Return on Plan assets	7%	8%	8%	8%

Note 10. Income Taxes

The components of the income tax expense (benefit) are presented below:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
	(in thousands)
Current	$226	$702	$41	$(634)
Deferred	254	(10,372)	(2,607)	(1,057)

Total income tax expense (benefit)	$480	$(9,670)	$(2,566)	$(1,691)

For the year ended December 31, 2002, current income tax expense consists of approximately $0.5 million of foreign expense, approximately $0.3 million of state benefits and no federal expense or benefit.  The difference between the total expected tax expense (benefit) using the federal statutory rate of 34% and the actual tax expense (benefit) for the years ended December 31, 2002, December 31, 2001, March 31, 2000 and the nine months ended December 31, 2000 is accounted for as follows:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
	(in thousands)
Expected federal income tax benefit	$(1,179)	$(23,460)	$(517)	$(4,223)
Effect of permanent differences	1,953	11,550	730	955
State income tax expense (net of federal benefit)	133	(1,248)	94	(107)
Push down of in-process research and development expense for which no tax benefit was received	—	—	—	790
Utilization of foreign loss carryforwards	—	—	(659)	—
Acquired temporary differences	—	(6,646)	—	—
Other	539	489	(311)	191
Change in valuation allowance	(1,117)	9,380	(1,614)	101
Foreign tax differential	151	265	(289)	602

Income tax expense (benefit)	$480	$(9,670)	$(2,566)	$(1,691)

Loss before income taxes is as follows:

				For the nine months ended December 31, 2000
	For the years ended
	December 31,		March 31, 2000
	2002	2001
	(in thousands)
Domestic	$(1,398)	$(63,325)	$(2,307)	$(11,318)
Foreign	(2,070)	(6,204)	801	(1,103)
Total loss before income taxes	$(3,468)	$(69,529)	$(1,506)	$(12,421)

The components of the net accumulated deferred income tax assets/(liabilities) as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$7,099	$8,849
Stock option expense	2,129	2,129
Expenses based on issue of stock options	752	752
Accumulated depreciation and amortization	2,000	2,142
Allowance for doubtful accounts	118	449
Accrued expenses	401	349
	12,499	14,670
Deferred tax liabilities	(4,236)	(5,543)
Subtotal	8,263	9,127
Valuation allowance	(7,463)	(8,580)
Net deferred tax liability	$(800)	$(547)

The components of deferred tax liabilities at December 31, 2002 and 2001 relate primarily to the recording of non-deductible identifiable intangible assets from the acquisition of Legacy Artemis by Proha in August 2000 and the contribution of businesses to Legacy Artemis by Proha in December 2000.

Income taxes paid for the years ended December 31, 2002, December 31 2001, March 31, 2000 and the nine months ended December 31, 2000 were less than $0.1 million for each of the reporting periods.  The Company has a U.S. federal tax net operating loss carryforward (“NOL”) of approximately $16 million at December 31, 2002, expiring in various years through 2021 and U.S. state NOL’s with expiration dates ranging from five to 20 years.  Foreign NOL’s that may be allowed under the various tax laws in applicable foreign countries are not significant.

The utilization of some or all of the domestic NOL’s may be severely restricted now or in the future by the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company's California NOLs for years beginning in 2002 and 2003 has been suspended under state law.

Note 11: Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility for such items.  The following table presents information about the Company’s operations by geographic area for the two years ended December 31, 2002, the year ended March 31, 2000 and the nine months ended December 31, 2000:

Twelve Months Ended December 31, 2002

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$3,746	$3,423	$1,612	$1,945	$1,339	$1,598	$2,324	$380	$(1,297)	$15,070
Support	5,726	3,090	1,733	2,242	1,293	956	1,423	204	(977)	15,690
Services	18,602	4,155	2,990	3,681	1,224	3,132	3,335	1,031	(246)	37,904
Total Revenue	28,074	10,668	6,335	7,868	3,856	5,686	7,082	1,615	(2,520)	68,664

Cost of revenue:
Software	228	110	305	329	53	23	668	18	—	1,734
Support	1,901	1,073	1,360	467	273	974	335	6	—	6,389
Services	11,454	2,099	2,294	2,428	1,106	2,343	2,819	44	—	24,587
Total cost of revenue	13,583	3,282	3,959	3,224	1,432	3,340	3,822	68	—	32,710

Operating income (loss)	$(6,155)	$1,167	$328	$979	$583	$1,080	$485	$307	$(2,520)	$(3,746)

Twelve Months Ended December 31, 2001

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$3,795	$3,528	$1,875	$2,007	$925	$1,681	$2,054	$341	$(1,101)	$15,105
Support	5,814	3,173	1,907	2,131	952	767	1,621	143	(996)	15,512
Services	16,974	2,954	3,465	3,673	1,325	4,020	3,702	1,153	(237)	37,029
Total Revenue	$26,583	$9,655	$7,247	$7,811	$3,202	$6,468	$7,377	$1,637	$(2,334)	$67,646

Cost of revenue:
Software	$179	$281	$767	$317	$43	$55	$819	$61	$—	$2,522
Support	2,195	1,204	1,586	812	—	520	409	(21)	—	6,705
Services	10,339	1,576	2,273	3,426	51	2,966	2,814	425	—	23,870
Total cost of revenue	$12,713	$3,061	$4,626	$4,555	$94	$3,541	$4,042	$465	$—	$33,097

Operating income (loss)	$(63,680)	$96	$62	$724	$(161)	$1,705	$(2,202)	$(693)	$(2,334)	$(66,483)

Twelve Months Ended March 31, 2000

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$10,243	$4,810	$3,244	$—	$—	$—	$—	$—	$—	$18,297
Support	5,469	3,810	2,278	—	—	—	—	—	—	11,557
Services	10,244	3,501	5,704	—	—	—	—	—	—	19,449
Total Revenue	25,956	12,121	11,226	—	—	—	—	—	—	49,303

Cost of revenue:
Software	754	189	554	—	—	—	—	—	—	1,497
Support	2,219	1,544	1,486	—	—	—	—	—	—	5,249
Services	6,062	2,180	5,323	—	—	—	—	—	—	13,565
Total cost of revenue	9,035	3,913	7,363	—	—	—	—	—	—	20,311

Operating income (loss)	$(2,522)	$1,793	$771	$—	$—	$—	$—	$—	$—	$42

Nine Months Ended December 31, 2000

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Elimination	Total
Revenue
Software	$5,994	$3,223	$1,865	$329	$170	$173)	$560	$—	$(180)	$12,134
Support	4,314	2,558	1,709	160	127	52	362	—	(161)	9,121
Services	6,515	2,418	2,997	343	60	270	1,006	—	(42)	13,567
Total Revenue	16,823	8,199	6,571	832	357	495	1,928	$—	(383)	34,822

Cost of revenue:
Software	405	10	639	(39)	(43)	47	138	—	—	1,157
Support	1,649	985	1,366	60	30	38	84	—	—	4,212
Services	4,494	2,123	2,294	320	52	209	678	—	—	10,170
Total cost of revenue	6,548	3,118	4,299	341	39	294	900	$—	$—	15,539

Operating income (loss)	$(11,297)	$415	$127	$185	$183	$106	$(734)	$—	$(383)	$(11,398)

Identifiable assets are assigned by region based upon management responsibility for such items.  The following table presents information about the Company’s identifiable assets by geographic region:

	December 31, 2002	December 31, 2001
	(in thousands)
USA	$20,312	$23,478
United Kingdom	4,402	2,473
Japan	2,477	2,892
France	5,018	3,243
Italy	5,140	4,009
Other	4,524	4,098
Consolidated	$41,873	$40,193

See Note 13 for disclosures regarding major customers.

Note 12. Related Party Transactions

Prior to August 2000, Legacy Artemis had entered into a management agreement with Gores Technology Group, the former parent company of Legacy Artemis (“Gores”.)  The management agreement called for Gores to provide certain management services to Legacy Artemis.  In August 2000, Legacy Artemis entered into a management agreement with Proha pursuant to which Proha is required to provide certain management services to Legacy Artemis. On August 24, 2000, Legacy Artemis terminated the agreement with Gores in conjunction with its acquisition by Proha.  In connection with the Share Exchange Agreement, the management agreement with Proha was terminated.  Management fees incurred and paid for each of the two years in the period ended December 31, 2002, the year ended March 31 2000 and the nine months ended December 2000 were approximately zero, $0.8 million, $2.0 million and $1.0 million, respectively.

At December 31, 2002 and 2001, the Company had other receivables of zero and $0.2 million, respectively, from Proha, which owns approximately 80% of the Company’s outstanding common stock.  At December 31, 2002, the Company had other payables to Proha of $ 0.1 million.

At December 31 2002 and 2001, the Company maintained the following equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands, which are accounted for under the cost method.  The Company records its equity interest in losses first to the investment balance, then against loans or advances receivable.

The interests in Scandinavia and the Netherlands were the result of investments by Proha contributed to Legacy Artemis on August 24, 2000.  A joint venture investment in Changepoint-France was entered into on January 3, 2001, and is accounted for under the equity method of accounting.  Proha contributed the Finnish minority equity holdings to Legacy Artemis on August 24, 2000.

		At December 31, 2002			For the year ended December 31,2002
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Investee Net Income (Loss)
	(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$4,081	$221	$3,783	$800
Metier International Holdings BV (Holland)	19.0%	121	960	58	3,356	(4)
Accountor Oy (See note 2) & Intellisoft Oy	19.9%	—	714	—	1,011	(536)
DA Management Solutions	29.0%	4	—	—	—	—
Changepoint France	40.0%	204	909	—	660	(910)
Other Distributors	0%	—	—	143	—	—
		$373	$6,664	$422	$8,810	$(650)

		At December 31, 2001			For the year ended December 31,2001
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Investee Net Income (Loss)
	(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,536	$233	$3,035	$415
Metier International Holdings BV (Holland)	19.0%	121	1,325	89	3,517	110
Accountor Oy & Intellisoft Oy	19.9%	168	1,671	—	5,222	(396)
DA Management Solutions	29.0%	4	—	—	—	—
Changepoint France	40.0%	—	763	394	626	(863)
Other Distributors	0%	—	—	353	—	—
		$337	$7,295	$1,069	$12,400	$(734)

Note 13. Concentration of Credit Risk

During the years ended December 31, 2002 and 2001, one client, Lockheed Martin Corporation, accounted for approximately $12.3 million (about 18%) and $8.1 million (about 12%), respectively, of consolidated revenue.  Substantially all of this revenue was recorded in the United States.

	December 31,
	2002	2001
	(in thousands)
United States	$4,404	$2,908
United Kingdom	2,093	805
Japan	1,647	2,056
France	3,306	1,998
Germany	1,559	320
Italy	3,459	3,484
Finland	455	1,104
Other countries	397	413
Total trade receivables, net	$17,320	$13,088

The Company generally does not require collateral from its customers.

Note 14. Stockholders’ Equity

Proha contributed various subsidiaries, valued at $0.4 million to Legacy Artemis on January 3, 2001. During the year ended December 31, 2001, Proha cancelled shares it had issued to Legacy Artemis, resulting in a decrease of approximately $2.8 million in additional paid in capital.

On July 31, 2001, the date Opus360 was acquired by Legacy Artemis, Opus360 had approximately 2 million shares of common stock outstanding. Stockholders’ equity has been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement; (See Note 1). The retroactively restated shares reflect the combined amount of shares issued to Proha in connection with both the first tranche of approximately 3.0 million shares and the second tranche of approximately 5 million shares totaling approximately 8.0 million shares. The shares newly issued by Opus360 were valued at approximately $8.0 million and represented the purchase price.  The Company’s aggregate common shares outstanding on a retroactively restated basis at December 31, 2002 of approximately 10 million includes the historical Opus360 2.0 million shares and the additional 3.2 million shares issued in connection with the acquisition.  (See Notes 1 and 2.)

During the year ended December 31, 2002 the Company recovered certain notes and accounts receivable, carried at approximately $0.7 million, which had been written off prior to the Company’s reverse merger transaction.  Since the recovered amounts had not been included in the calculation of net assets in conjunction with accounting for the merger, the recoveries were recorded as adjustments to the Company’s paid in capital.

Note 15. Stock Options and Warrants:

Stock Options

The Company has granted options to purchase the Company’s common stock under various plans to employees and directors.  All stock option plans are administered by the compensation committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period.  Options generally vest over terms of three to five years and have a maximum life of ten years.

The stock option plans adopted by Opus360 prior to the consummation of the Share Exchange Transactions, and the related stock options continue in full force and effect.  Even though Legacy Artemis is the acquiror for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. Options granted under Opus 360 plans are redeemable in the common stock of Artemis. The following description of the Company’s stock option plans reflects the stock option plans of Opus 360 and Legacy Artemis prior to the merger, and the status of the following plans after July 31, 2001.

•                  The 1998 Stock Option Plan (the “1998 Plan”) provided for the issuance of 0.2 million options.  Options granted, exercised or cancelled under the plan are 0.2 million, 35,000 and 0.2 million, respectively, leaving 0.2 million options available under the plan and 40,000 outstanding as of December 31, 2002. As options become available due to cancellation and forfeiture, they are added to the pool of options available for grant under the 2000 Stock Option Plan.

•                  The 2000 Stock Option Plan (the “2000 Plan”) provides for the granting of incentive and non-qualified stock options to employees, board members and advisors.  When the 2000 Plan was adopted in March of 2000 it provided for the issuance of 0.3 million options.  However, the 2000 Plan includes scheduled increases in options available for grant equal to 5% of the Company’s outstanding common stock to a maximum of 1.2 million options.  On January 1, 2003 the 2000 Plan reached the maximum of 1.2 million options available for grant.  In addition, 0.2 million options granted under the 1998 Plan and subsequently cancelled are available for grant under the 2000 Plan.  Including the aforementioned scheduled increase of stock options effective January 1, 2003, options granted, exercised and cancelled under the 2000 Plan are 1.3 million, 0.0 million and 0.3 million, respectively, leaving 0.4 million options available under the 2000 Plan, including the cancelled 1998 Plan options, and approximately 1.0 million options outstanding as of December 31, 2002.

•                  The 2000 Non-Employee Directors’ Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 42,000 non-qualified stock options to non-employee board members.  Approximately 42,000 options granted under the Non-Employee Directors Plan remain outstanding at December 31, 2002.

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  Approximately 47,000 of these stock options with an exercise price of $250.00 are outstanding and exercisable as of December 31, 2002.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2002, approximately 4,000 of the options with a weighted average exercise price of $146.25 remained outstanding.

Warrants

There were 224,000 warrants to purchase Company stock outstanding and exercisable at December 31, 2002.  Of those, 221,000 warrants, with an exercise price of $18.50, were issued by Opus360 to Lucent Technologies Inc. as compensation for Lucent’s participation on the Opus360 Customer Advisory Council.  The estimated value of these warrants was recorded as a prepaid expense and amortized until July 31, 2001.  At that time it was determined that in light of the discontinuation of the product licensed to Lucent and the absence of any interaction with Lucent, the remaining asset should be written off. These warrants will expire on December 3, 2003.  The exercise prices of the remaining warrants range from $20.75 to $83.25 and they expire in 2004 through 2006.

The following tables summarize information concerning outstanding options and warrants at December 31, 2002:

	Stock Options and Warrants	Weighted Average Exercise Price
	(In thousands)
Outstanding at March 31, 2000	5,965	$1.24
Granted	221	18.50
Exercised	(299)	7.98
Cancelled	(5,635)	0.05
Outstanding at December 31, 2000	252	34.36
Opus 360 options assumed	378	51.00
Granted	202	7.25
Exercised	—	—
Forfeited	(202)	85.43
Outstanding at December 31, 2001	630	71.01
Granted	836	1.43
Exercised	—	—
Forfeited	(156)	51.49
Outstanding at December 31, 2002	1,310	28.88

Exercisable at December 31, 2000	252
Exercisable at December 31, 2001	413
Exercisable at December 31, 2002	466

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
		(In thousands)			(In thousands)
$—	$27.50	1,153	7.2	$5.19	337	$13.94
27.50	55.00	3	5.7	39.20	3	39.65
55.00	82.50	9	7.0	70.86	6	72.24
82.50	110.00	36	7.6	94.49	28	94.67
110.00	137.50	3	7.4	123.06	3	123.02
220.00	247.50	10	5.9	227.75	9	227.75
247.50	275.00	96	7.0	260.04	80	258.55
		1,310	7.2	28.88	466	66.46

Note 16. Contingencies/Litigation

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York.  Ten similar putative class actions also were filed in the Court.  By Order dated August 10, 2001, the Court consolidated all eleven actions and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”).  The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO.  The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the prices of the Company’s securities to be inflated artificially.  It asserted violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933.  Damages in unspecified amounts and certain rescission rights were sought.

In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint.  By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contains allegations similar to those in the Amended Complaint.  Briefing on defendants’ motion to dismiss the Second Amended Complaint is scheduled to be completed by April 25, 2003.  In the interim, the parties have reached an agreement in principle to settle all claims asserted and that could have been asserted in this litigation.  Under the terms of the proposed settlement, which is still subject to further documentation and court approval, most of the settlement proceeds would be paid by the insurance carrier pursuant to the Company’s D&O coverage, and the Company would pay an immaterial amount.

The Company is a party to a number of additional legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 17. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for each of the eight quarters in the period ended December 31, 2002.  In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments (consisting only of normal recurring adjustments, except for the $43.4 million impairment charge relating to intangible assets recorded during the quarter ended December 31, 2001) necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31 2002	Sept. 30 2002	Jun. 30 2002	Mar. 31 2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$19,546	$15,790	$17,592	$15,736
Operating income (loss)	16	(1,788)	(334)	(1,640)
Net income (loss)	554	(1,786)	(603)	(2,113)
Basic earnings (loss) per common share:	$0.06	$(0.18)	$(0.06)	$(0.21)
Shares used in computing basic and diluted earnings (loss) per common share	9,965	9,965	9,965	9,965

	Quarter Ended
	Dec. 31 2001	Sept. 30 2001	Jun. 30 2001	Mar. 31 2001
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$17,269	$15,915	$16,922	$17,540
Operating loss	(50,047)	(7,450)	(4,721)	(4,219)
Net loss	(42,636)	(7,702)	(4,626)	(4,800)
Basic and diluted loss per common share	$(4.28)	$(0.83)	$(0.58)	$(0.60)
Shares used in computing loss per common share	9,965	9,306	7,977	7,977

Note 18. Report on Audit of the Company’s December 31, 2001 Financial Statements

On January 28, 2003, the Company dismissed its independent accountants, KPMG LLP (“KPMG”), and engaged the services of Squar Milner Reehl & Williamson LLP (“Squar Milner”) as the Company’s new independent accountants for its current fiscal year ended December 31, 2002.  The Audit Committee of the Company’s Board of Directors approved the dismissal of KPMG and the appointment of Squar Milner.  The dismissal was not due to a difference of opinion with respect to accounting principles or practices, financial statement disclosures, audit scope or audit procedure.  Rather, KPMG was dismissed because fees charged to the Company were considered excessive and the level of service provided to the Company was considered unsatisfactory.

KPMG has subsequently informed management that it will not authorize the Company to include KPMG’s audit report on the Company’s 2001 audited financial statements in the Company’s annual report on Form 10-K for 2002.  In response, management has labeled all 2001 financial statements and related data included herein as “unaudited”.  In addition management plans to engage Squar Milner to  “re-audit” the Company’s December 31, 2001 consolidated financial statements as soon as possible.  Upon completion of Squar Milner’s audit, the Company will file an amended annual report on Form 10-K to include the audited results for 2001.