Form 10-Q
period 2003-03-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2003-05-15
CIK 1099674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2003

or

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

(949) 660-7100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b-2 of the Act).   Yes  ☐     No  ☒

There were 9,964,767 shares of common stock outstanding as of April 30, 2003.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2003

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash	$7,378	$7,766
Trade accounts receivable, net of allowance for doubtful accounts of approximately $258 at March 31, 2003 and $296 at December 31, 2002	12,572	17,320
Other accounts receivable	520	461
Prepaid expenses	1,240	1,618
Other current assets	1,103	1,647
Total current assets	22,813	28,812

Property and equipment, net of accumulated depreciation and amortization of $7,457 at March 31, 2003 and $7,197 at December 31, 2002	1,536	1,588
Intangible assets, net of amortization of $5,147 at March 31, 2003 and $4,118 at December 31, 2002	9,608	10,637
Investment in affiliates and other assets	1,299	836
Total assets	$35,256	$41,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,850	$4,468
Accrued liabilities	5,441	7,254
Accrued payroll and taxes	6,255	7,226
Deferred revenue	9,990	10,842
Line of credit	2,226	3,486
Current portion of long-term debt	488	950
Total current liabilities	28,250	34,226

Accrued pension and other liabilities	888	832
Deferred taxes	800	800
Long-term debt, less current portion	338	235
Total liabilities	30,276	36,093

Commitments and contingencies

Stockholders’ equity:

Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	80,833	80,833
Accumulated deficit	(76,008)	(75,100)
Accumulated other comprehensive income	145	37
Total stockholders’ equity	4,980	5,780
Total liabilities and stockholders’ equity	$35,256	$41,873

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)

Revenue:
Software	$4,610	$3,152
Support	4,294	3,973
Services	7,291	8,611
	16,195	15,736

Cost of revenue:
Software	260	485
Support	1,343	1,677
Services	5,624	5,742
	7,227	7,904

Gross margin	8,968	7,832

Operating expenses:
Selling and marketing	3,963	2,712
Research and development	2,142	2,064
General and administrative	2,669	3,660
Amortization	1,029	1,036
	9,803	9,472

Operating loss	(835)	(1,640)

Interest expense, net	26	26
Equity in net loss of unconsolidated affiliates	—	25
Other (income) expense, net	(3)	153
Foreign exchange (gain) loss	(54)	220
	(31)	424

Loss before income taxes	(804)	(2,064)

Income tax expense	104	49

Net loss	$(908)	$(2,113)

Loss per common share:
Basic	$(0.09)	$(0.21)
Diluted	$(0.09)	$(0.21)

Weighted average common shares used in computing loss per common share	9,965	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)

Cash flow from operating activities:
Net loss	$(908)	$(2,113)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	1,345	1,569
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	4,748	(1,247)
Decrease in prepaid expenses and other assets	400	477
(Decrease) increase in deferred revenues	(852)	1,716
Decrease in accounts payable, accrued liabilities, and other liabilities	(3,346)	(1,232)
Net cash provided by (used in) operating activities	1,387	(830)

Cash flow from investing activities:
Capital expenditures, net	(264)	(31)
Net cash used in investing activities	(264)	(31)

Cash flow from financing activities:
Net repayments on lines of credit	(1,260)	—
Principal payments of debt and capital leases	(359)	(726)
Net cash used in financing activities	(1,619)	(726)

Effect of exchange rate changes on cash	108	(12)

Net decrease in cash	(388)	(1,599)

Cash at the beginning of the period	7,766	5,081

Cash at the end of the period	$7,378	$3,482

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41	$62
Cash paid for income taxes	$148	$189

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share amounts)

Note 1. Organization

Artemis International Solutions Corporation, (“Artemis”, or the “Company”) is a provider of enterprise-based project and portfolio management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 41 offices in 27 countries. Artemis has aligned its customer facing functions of sales, consulting, marketing and strategic alliances to seven key vertical markets, (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals,  (iv) Government, (v) Financial Services (vi) Automotive, and (vii) High Technology.  Product Management and Research and Development efforts are focused on developing solutions to meet the needs of these markets.

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

In April 2001, Opus360 and Proha entered into a share exchange (“share exchange”) agreement pursuant to which, upon completion of the transactions contemplated under such agreement, Opus360 exchanged 80% of its post-transaction outstanding Common Stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.   During the year ended December 31, 2002, the Company sold its interest in Accountor OY to an unrelated party.  As a result of the share exchange transactions, Proha owns 80% of the outstanding stock of Artemis.

Note 2.  Basis of Presentation

The condensed consolidated financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the three month periods ended March 31, 2003 and 2002, respectively, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2002 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, either individually or in concert with its parent, Proha, are accounted for using the equity method.  Investments, in which the Company owns less than 20% and is not able to exercise significant influence over the investee, are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial recurring losses from operations since inception, and at March 31, 2003, the Company’s current liabilities exceeded current assets by $5.5 million.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 2003 and the results of operations and cash flows for the three month periods ended March 31, 2003 and 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2003.

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

On February 7, 2003, the Company effected a one for twenty-five reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been retroactively restated within this report to reflect the reverse stock split.

Note 3.  Significant Recent Accounting Pronouncements

The Company has several stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation. This standard also requires additional disclosure related to stock-based employee compensation in annual and interim financial reporting. This standard is generally effective for fiscal years ended after December 15, 2002 and did not have any impact on our condensed consolidated financial statements except for the tabular disclosure presented below. The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net loss as reported	$(908)	$(2,113)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(322)	(1,415)
Pro forma loss	$(1,230)	$(3,528)

Basic and diluted loss per common share
As reported	$(0.09)	$(0.21)
Pro forma	$(0.12)	$(0.35)

For disclosure purposes only, the fair value of all stock options granted to employees is estimated using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for stock options granted by Artemis:

	Three Months Ended March 31,
	2003	2002
Annual Dividends	zero	zero
Expected Volatility	278%	180%
Risk free interest rate	2.8%	4.5%
Expected life	5 years	5 years

SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities, is effective for exit and disposal activities initiated after December 31, 2002. Management has not determined if such pronouncement will have a material effect on the Company’s future consolidated financial statements.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 4. Basic and Diluted Loss Per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(908)	$(2,113)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965

Basic and diluted net loss per common share	$(0.09)	$(0.21)

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net income (loss).  The calculation of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands except, per share amounts)
Net loss	$(908)	$(2,113)
Translation gain	108	119
Comprehensive net loss	$(800)	$(1,994)

Note 6. Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility.  The following table presents financial information about the Company’s operations by geographic region:

Three Months Ended March 31, 2003

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Total
Revenue
Software	$831	$1,509	$425	$529	$160	$569	$462	$125	$4,610
Support	1,365	641	436	587	368	282	540	75	4,294
Services	1,906	1,299	727	987	334	930	865	243	7,291
Total Revenue	4,102	3,449	1,588	2,103	862	1,781	1,867	443	16,195

Cost of revenue:
Software	25	6	102	6	1	53	64	3	260
Support	423	234	161	192	77	175	54	27	1,343
Services	1,536	817	528	884	277	845	639	98	5,624
Total cost of revenue	1,984	1,057	791	1,082	355	1,073	757	128	7,227

Gross margin	2,118	2,392	797	1,021	507	708	1,110	315	8,968

Operating income (loss)	$(2,643)	$851	$240	$91	$1	$355	$183	$87	$(835)

Three Months Ended March 31, 2002

	US	UK	Japan	France	Germany	Italy	Finland	Asia	Total
Revenue
Software	$713	$480	$390	$268	$382	$56	$740	$123	$3,152
Support	1,459	404	419	650	316	179	496	50	3,973
Services	4,436	559	782	755	288	739	807	245	8,611
Total Revenue	6,608	1,443	1,591	1,673	986	974	2,043	418	15,736

Cost of revenue:
Software	92	46	88	73	—	5	181	—	485
Support	442	262	390	164	69	249	80	21	1,677
Services	2,564	437	554	577	256	475	698	181	5,742
Total cost of revenue	3,098	745	1,032	814	325	729	959	202	7,904

Gross margin	3,510	698	559	859	661	245	1,084	216	7,832

Operating income (loss)	$(1,635)	$(842)	$36	$61	$257	$(35)	$388	$130	$(1,640)

Identifiable assets are assigned by region based upon management responsibility.  The following table presents information about the Company’s identifiable assets by geographic region:

	March 31, 2003	December 31, 2002
USA	$15,387	$20,312
United Kingdom	3,475	4,402
Japan	2,645	2,477
France	3,879	5,018
Italy	5,859	5,140
Other	4,011	4,524
Consolidated	$35,256	$41,873

Note 7. Contingencies/Litigation

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

In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint.  By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contains allegations similar to those in the Amended Complaint.  Briefing on defendants’ motion to dismiss the Second Amended Complaint is scheduled to be completed by May 30, 2003.  In the interim, the parties have reached an agreement in principle to settle all claims asserted and that could have been asserted in this litigation.  Under the terms of the proposed settlement, which is still subject to further documentation and court approval, most of the settlement proceeds would be paid by the insurance carrier pursuant to the Company’s D&O coverage, and the Company would pay an immaterial amount.

The Company is a party to a number of additional legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 8.  Subsequent Events

On April 14, 2003, the Company announced the election of Mr. Steve Yager to Chairman of the Board of Directors of the Company, (the “Board”).  Mr. Yager, who was formerly Vice Chairman of the Board, replaces Mr. James Cannavino who will continue on as a member and in his role on both the Audit and Compensation committees of the Board.  In addition, the Board terminated the employment of Ari Horowitz, the former Executive Vice President of Corporate Development effective April 14, 2003. Mr. Horowitz will continue to serve on the Board.

The Company is obligated to continue payment of Mr. Horowitz’s salary and benefits for two years subsequent to the termination of his employment.  The total amount due under the agreement is approximately $0.6 million and was accrued as salary expense in April 2003.  Under the provisions of the employment agreement and the Board service agreement of Messrs Horowitz and Cannavino, respectively, outstanding stock options are immediately vested and exercisable.  The following table is a list of the options subject to accelerated vesting.

	Options	Weighted Average Exercise Price
Ari Horowitz	7,718	$259.51
Ari Horowitz	250	3.25
Ari Horowitz	3,590	3.00
Ari Horowitz	27,381	2.03
Ari Horowitz	1,760	1.50
James Cannavino	120,000	1.25

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the”34 Act”). Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Artemis International Solutions Corporation and Subsidiaries, (“Artemis”, “We” or the “Company”) is a provider of enterprise-based project and portfolio management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 41 offices in 27 countries.

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

The Company has a 27-year history of successfully delivering Enterprise and Project Management solutions to Global 2000 customers with the most extensive project and portfolio management needs. Companies trust Artemis’ software to manage their business-critical processes.  Customers use our software in such notable projects as (i) managing the Joint Strike Fighter program for the US government, (ii) maintaining nuclear power stations, (iii) developing new pharmaceuticals and (iv) helping governmental agencies promote business efficiency through better alignment and allocation of resources.

The Company’s overall mission is to enable Global 2000 companies – from the executive to the knowledge worker - to achieve success; and to that end it has been restructured to become a more customer-centric organization.

Artemis has aligned its customer facing functions of sales, consulting, marketing and strategic alliances to seven key vertical markets, (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals,  (iv) Government, (v) Financial Services (vi) Automotive, and (vii) High Technology.  Both our product management and our research and development efforts are focused on developing solutions to meet the needs of these markets.  The Company’s belief is that offering a comprehensive, integrated solution that optimizes business processes from the executive to the knowledge worker provides a much stronger value proposition to customers than departmental or point solutions.

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

In April 2001, Opus360 and Proha entered into a share exchange (“share exchange”), agreement pursuant to which, upon completion of the transactions contemplated under such agreement, Opus360 exchanged 80% of its post-transaction outstanding Common Stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Intellisoft OY and Accountor OY.

Results of Operations

	Three months ended March 31,
	2003	% of Revenue	2002	% of Revenue
	(Unaudited)
	(in millions)
Revenue:
Software	$4.6	28	$3.2	20
Support	4.3	27	4.0	25
Services	7.3	45	8.6	55
	16.2	100	15.8	100

Cost of revenue:
Software	0.3	2	0.5	3
Support	1.3	8	1.7	11
Services	5.6	35	5.7	36
	7.2	45	7.9	50

Gross margin	9.0	55	7.9	50

Operating expenses
Selling and marketing	4.0	25	2.7	17
Research and development	2.1	13	2.1	13
General and administrative	2.7	17	3.7	23
Amortization expense	1.0	6	1.0	6
	9.8	61	9.5	59

Operating loss	(0.8)	(6)	(1.6)	(9)

Non operating (income) expense, net	—	(1)	0.4	2

Income tax expense	0.1	1	—	—
Net loss	$(0.9)	(6)	$(2.0)	(11)

Three months ended March 31, 2003 and 2002

Revenue

Software Revenue

Software revenue represents fees earned for granting customers licenses to use our software products.   Software revenue increased $1.4 million or 44% to $4.6 million during the three months ended March 31, 2003 from $3.2 million during the same period of 2002.   Many customers responded to uncertain economic and political conditions in 2001 by delaying or curtailing their technology capital spending.   In addition, customers restricted their software purchases to essential requirements and reduced investments in software designed to accommodate projected customer growth.  Consequently, our software revenues declined in the second half of 2001 and the first half of 2002.  Growth in software revenues for our UK subsidiary was particularly large.  In September 2002 the Company announced the signing of a $3 million contract for providing the Artemis Portfolio Director software to plan, monitor and control investment projects with eight of the United Kingdom’s Regional Development Agencies, (“the RDA contract”).  During the three months ended March 31, 2003, our UK subsidiary recognized software revenues of $1.5 million, which were $1.1 million or 214% higher than the amount reported during the same period of 2002.  This growth was due primarily to the RDA project.

Support Revenue

Support revenue consists of fees for providing software updates and technical support for our software products. Support revenue increased $0.3 million or 8% to $4.3 million during the three months ended March 31, 2003 from $4.0 million during the same period in 2002.  The increase in support revenues was primarily due to the recovery in our software license sales in the latter portion of 2002. The increase in support revenue is directly related to the increase in the number and size of software licenses sold during the latter portion of 2002.

Services Revenue

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $1.3 million or 15% to $7.3 million during the three months ended March 31, 2003 from $8.6 million during the same period of 2002.  Services revenue recognized by our United States subsidiary declined by approximately $2.5 million or 57% due to a reduction in services provided to two of the Company’s largest customers.  As relationships with Lockheed and Pfizer have matured, the level of consulting and training services required by those customers has significantly decreased.  This loss was partially offset by increases in services revenues recognized by other subsidiaries.  In particular, services revenues recognized by our UK subsidiary increased $0.7 million or 132%.  This increase was due primarily to the RDA contract.

Cost of Revenue

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  To a lesser extent cost of revenue includes royalty payments to third parties. Cost of revenue decreased $0.7 million or 9% to $7.2 million during the three months ended March 31, 2003 from $7.9 million during the same period of 2002.  The decrease was primarily due to the decrease in services revenue in the United States.  Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues. Cost of revenue as a percentage of total revenue decreased to 45% during the three months ended March 31, 2003 from 50% during the same period of 2002, due primarily to more efficient use of staff in delivering services and the shift in revenue mix to higher-margin software revenue during the first quarter of 2003.

Gross Profit

Total gross profit for the three months ended March 31, 2003 was $9.0 million, an increase of $1.1 million or 14%, from $7.9 million for the same period of 2002. Gross profit margin for the three months ended March 2003 period increased approximately 5 percentage points, to 55% from 50% during the same period of 2002, reflecting the aforementioned changes in the mix of revenues and cost of revenue efficiencies.

Operating Expenses

Selling and Marketing expenses

Selling and Marketing expenses consist primarily of the personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and Marketing expenses increased $1.3 million or 48% to $4.0 million during the three months ended March 31, 2003, from $2.7 million during the same period of 2002 due to the following:

(i)                                     At the end of 2001, as Artemis management prepared its forecasts for 2002 and reviewed fiscal year 2002 results, management noted that many customers were responding to uncertain economic and political conditions by delaying or curtailing their technology capital spending.   In addition, customers restricted their software purchases to essential requirements and reduced investments in software designed to accommodate projected customer growth.  Consequently, our new software license revenues were expected to decline significantly in 2002.  Management responded by engaging in concentrated efforts to reduce discretionary selling and marketing expenses in a challenging economy.   In the latter portion of 2002, and based on forecasts for 2003, management has increased marketing efforts in expectation of a gradual recovery of software licensing, particularly in Europe.  In addition, as sales of software licenses have improved the Company has incurred increased sales commissions expense.

(ii)                                  Due to changes in job emphasis and responsibility, significant portions of the salaries and related expenses of certain key executives are classified as selling and marketing costs for the three months ended March 31, 2003 rather than general and administrative expenses as they were during 2002.  Approximately $0.2 million in salaries and benefit expenses were affected by this change in emphasis.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses have remained flat at approximately $2.1 million for the three months ended March 31, 2003 and the same period in 2002.  Throughout 2002, management worked to decrease costs by reducing and reallocation of personnel, as management reacted to general economic conditions during the latter part of 2001 and the first half of 2002.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the second quarter of 2003.  Primary focus for 2003 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased $1.0 million or 27% to $2.7 million during the three months ended March 31, 2003, from $3.7 million during same period of 2002. The decrease was primarily due to the following (i) a decrease approximately $0.2 million in insurance fees due to a reduction in coverage, (ii) a decrease in audit fees of $0.2 million resulting from the change of the Company’s accountants, (iii) a decrease of approximately $0.1 million due to a reduction in office space occupied, including the closure of our Exton Pennsylvania facility, (iv) the elimination of approximately $0.1 million in payments on former OPUS360 lease agreements through expiration or settlement, (v) the elimination of approximately $0.1 million in commitments under long-term phone service contracts due to settlement, (vi) a change in the classification of key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vii) the elimination of approximately $0.1 million in salaries paid to duplicative OPUS360 personnel who left Artemis subsequent to March 31, 2002.

These factors were partially offset by an increase in legal fees of $0.1 million due to the use of outside legal counsel to (i) effect the Company’s reverse stock split and (ii) commence litigation against certain independent consultants for breach of contract.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000. These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), and (v) other (income) expense.   None of the components of non-operating income, net were material in amount for the three months ended March 31, 2003.  During the three months ended March 31, 2002, the only significant component of net other expense was $0.4 million of foreign exchange loss.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.

Changes in Foreign Exchange Rates

The effect of changes in foreign exchange rates for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 was an increase in revenues and operating income of approximately $1.7 million and $0.2 million, respectively.

Change in trade accounts receivable

Our trade accounts receivable decreased approximately $4.8 million from $17.3 million at December 31, 2002 to $12.5 million at March 31, 2003 because of the, (i) timing and amount of fees billed during the quarter as compared to the fourth quarter of 2002, (ii) management’s general effort to accelerate the rate of collections and (iii) the collection of maintenance contract retainers which were billed in advance during December 2002 for services to be provided during 2003.

Liquidity and Capital Resources

Our operating activities provided approximately $1.4 million in cash during the three months ended March 31, 2003.  Our net loss of $0.9 million was the major component reducing operating cash flow.  Operating cash flow was further reduced by (i) a decrease of $0.9 million in deferred revenues and (ii) a net decrease in accounts payable, accrued liabilities and other liabilities of $3.4 million.  The effects of these items on cash were offset by factors such as (i) non-cash expenses of $1.3 million in depreciation and amortization related to our intangible assets and fixed assets, (ii) a net collection of $4.8 million in trade accounts receivable and (iii) a decrease in prepaid and other assets of $0.4 million.

Our investing activities used cash of $0.3 million, representing capital expenditures, during the three months ended March 31, 2003.

Our financing activities used $1.6 million during the three months ended March 31, 2003. The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations.  Repayments on our lines of credit, net of fundings were $1.3 million during the three months ended March 31, 2003.  In addition, we repaid $0.4 million to lenders and lessors during the three months ended March 31, 2003.

Foothill Capital Corporation (“Foothill”) has extended to the Company a combination of Note Payable and a Line of Credit (the “Foothill Facility”).  This combined facility bears interest at the prime rate (4.25% at March 31, 2003), plus 2%, but not less than 9%, and is due in full on June 30, 2003.  Borrowings under the Foothill Facility are secured by an interest in the Company’s accounts receivable, equipment, general intangibles, negotiable collateral, and any other assets that come into the possession of the Company. Borrowings under the Line of Credit are subject to maintenance of certain covenants including minimum current ratio, tangible net worth, trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization, coverage of interest and principal payments and capital expenditure limitations.  We are in compliance with the covenants for the quarter ended March 31, 2003. The borrowings under the Line of Credit are limited by the level and aging of eligible accounts receivable. As of March 31, 2003, the Company had no further borrowings available under the Foothill Facility.

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.  The Company has experienced net losses in each of the years ended December 31, 2001 and December 31, 2002, and the three months ended March 31, 2003.  At March 31, 2003, the Company has an accumulated deficit of $76.0 million and its current liabilities exceeded current assets by $5.5 million.

A summary of the Company’s future contractual obligations and commercial commitments remaining as of March 31, 2003 is as follows:

	Year ending December 31,
	2003	2004	2005	2006	2007	2008- thereafter	Total
	(in thousands)
Long-term debt	$488	$114	$17	$17	$190	$—	$826
Obligations under non-cancellable operating leases	2,685	1,431	1,091	357	45	7	5,616
	$3,173	$1,545	$1,108	$374	$235	$7	$6,442

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

The Company’s near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while continuing to position the Company to compete under current market conditions.  Since joining the Company, the new Chief Executive Officer has been developing a broad operational and restructuring plan designed to (i) leverage the Company’s brand and technology strengths, (ii) reduce costs and (iii) dispose of certain non-core assets.  The Company generated positive operating cash flow for the three months ended March 31, 2003 and the year ended December 31, 2002.  In addition, the Company is exploring a number of financing alternatives.  Management believes that cash generated from operations will be sufficient to support the Company’s liquidity requirements through December 31, 2003, depending on operating results and the level of acceptance of its products, its control of costs and the success of its short-term financing.

The Company’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis-Finland based on headcount.

At March 31, 2003, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

At March 31, 2003, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar could potentially adversely affect revenues and operating results. We do not hedge foreign currency risk. As a result, we will continue to experience foreign currency gains and losses.

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

Part II - OTHER INFORMATION

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

In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint. By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”). On October 30, 2002, plaintiffs served their Second Amended Complaint, which contains allegations similar to those in the Amended Complaint. The defendants, including the Company, moved to dismiss the Second Amended Complaint on December 31, 2002. Briefing on defendants’ motion to dismiss the Second Amended Complaint is scheduled to be completed by May 30, 2003. In the interim, the parties have reached an agreement in principle to settle all claims asserted and that could have been asserted in this litigation. Under the terms of the proposed settlement, which is still subject to further documentation and court approval, most of the settlement proceeds would be paid by the insurance carrier pursuant to the Company’s D&O coverage, and the Company would pay an immaterial amount.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Audit Committee has recently commenced examining the independence of the Audit Committee members in light of the Sarbanes-Oxley Act, certain related party transactions between the Corporation and Proha Plc, which owns approximately 80% of the Corporation, and other potential conflicts of interest.  The Audit Committee has not yet concluded what actions, if any, will result from this examination.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

Exhibit No.	Exhibit Description

EX-99.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.                                      Reports on Form 8-K.

On February 4, 2003, the Company filed a Current Report on Form 8-K to announce the dismissal of its independent accountants, KPMG LLP (“KPMG”), effective January 28, 2003, and the engagement of Squar Milner Reehl & Williamson LLP (“Squar Milner”) as the Company’s new independent accountants for its fiscal year ended December 31, 2002.  The Company’s Board of Directors, including the Company’s Audit Committee, approved the dismissal of KPMG and the appointment of Squar Milner.

On February 6, 2003, the Company filed an Amended Report on Form 8-K related to the dismissal of KPMG to include a letter from KPMG, addressed to the Commission, in response to the dismissal.

On February 11, 2003, the Company filed a Current Report on Form 8-K to announce it had effected a one for twenty-five reverse stock split.  In addition, the Company’s trading symbol was changed to “AMSI”. (The symbol prior to the reverse stock split was “AISC”.)

On March 19, 2003, the Company filed a second Amended Report on Form 8-K related to the dismissal of KPMG.  In accordance with Item 304(a)(3) of Regulation S-K of the 34 Act the Company requested from KPMG a letter, addressed to the Commission, in response to the dismissal.  The letter dated February 5, 2003 from KPMG (the “KPMG letter”) indicated that KPMG reported to the Company’s Audit Committee during 2002, certain material weaknesses as reflected in said letter.  The KPMG letter specifically stated that the material weaknesses identified did not affect KPMG’s audit report on the financial statements of the Company for 2001.  In a letter commenting on the KPMG letter, the SEC stated that in their opinion the aforementioned material weaknesses that are characterized, as “reportable conditions” were reportable events as contemplated by Regulation S-K of the 34 Act.  Therefore, on March 19, 2003, the Company filed with the SEC a Current Report on Form 8-K to list the actions taken by the Company to address the material weaknesses listed in the KPMG letter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation

Date:	May 15, 2003	/s/ Michael J. Rusert
Michael J. Rusert, Chief Executive Officer

Date:	May 15, 2003	/s/ Robert S. Stefanovich
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)          Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Michael J. Rusert
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d)         Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)          Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(f)            Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(c)          All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer