Form 10-Q
period 2003-06-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2003-08-14
CIK 1099674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

There were 9,964,767 shares of common stock outstanding as of July 31, 2003.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2003

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash	$7,056	$7,766
Trade accounts receivable, net of allowance for doubtful accounts of approximately $278 at June 30, 2003 and $296 at December 31, 2002	13,838	17,320
Other accounts receivable	391	461
Prepaid expenses	1,005	1,618
Other current assets	740	1,647
Total current assets	23,030	28,812

Property and equipment, net of accumulated depreciation and amortization of $7,897 at June 30, 2003 and $7,197 at December 31, 2002	1,453	1,588
Intangible assets, net of amortization of $6,177 at June 30, 2003 and $4,118 at December 31, 2002	8,578	10,637
Investment in affiliates and other assets	1,210	836
Total assets	$34,271	$41,873

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,230	$4,468
Accrued liabilities	6,699	7,254
Accrued payroll and taxes	6,325	7,226
Deferred revenue	9,345	10,842
Line of credit	936	3,486
Current portion of long-term debt	3,696	950
Total current liabilities	31,231	34,226

Accrued pension and other liabilities	974	832
Deferred taxes	800	800
Long-term debt, less current portion	357	235
Total liabilities	33,362	36,093

Commitments and contingencies

Stockholders’ equity:

Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	80,833	80,833
Accumulated deficit	(80,010)	(75,100)
Accumulated other comprehensive income	76	37
Total stockholders’ equity	909	5,780
Total liabilities and stockholders’ equity	$34,271	$41,873

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)

Revenue:
Software	$3,063	$3,157	$7,673	$6,309
Support	4,026	4,119	8,320	8,092
Services	6,379	10,316	13,670	18,927
	13,468	17,592	29,663	33,328

Cost of revenue:
Software	165	440	425	925
Support	1,285	1,518	2,628	3,195
Services	5,148	6,253	10,772	11,995
	6,598	8,211	13,825	16,115

Gross margin	6,870	9,381	15,838	17,213

Operating expenses:
Selling and marketing	4,154	3,012	8,117	5,724
Research and development	2,007	1,978	4,149	4,042
General and administrative	3,349	3,675	6,018	7,335
Amortization	1,029	1,050	2,058	2,086
	10,539	9,715	20,342	19,187

Operating loss	(3,669)	(334)	(4,504)	(1,974)

Interest expense, net	19	55	45	81
Equity in net loss of unconsolidated affiliates	—	46	—	71
Other (income) expense, net	(111)	(10)	(114)	143
Foreign exchange loss (gain)	224	(143)	170	77
	132	(52)	101	372

Loss before income taxes	(3,801)	(282)	(4,605)	(2,346)

Income tax expense	201	321	305	370

Net loss	$(4,002)	$(603)	$(4,910)	$(2,716)

Loss per common share:
Basic	$(0.40)	$(0.06)	$(0.49)	$(0.27)
Diluted	$(0.40)	$(0.06)	$(0.49)	$(0.27)

Weighted average common shares used in computing loss per common share	9,965	9,965	9,965	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)

Cash flow from operating activities:
Net loss	$(4,910)	$(2,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,759	3,262
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	3,482	(3,611)
Decrease in prepaid expenses and other assets	1,216	531
(Decrease) increase in deferred revenues	(1,497)	2,449
Decrease in accounts payable, accrued liabilities, and other liabilities	(1,552)	(632)
Net cash used in operating activities	(502)	(717)

Cash flow from investing activities:
Capital expenditures, net	(565)	(402)
Net cash used in investing activities	(565)	(402)

Cash flow from financing activities:
Proceeds from (principal payments of) debt and capital leases	2,868	(692)
Net (repayments) draws on lines of credit	(2,550)	1,741
Net cash provided by financing activities	318	1,049

Effect of exchange rate changes on cash	39	182

Net (decrease) increase in cash	(710)	112

Cash at the beginning of the period	7,766	5,081

Cash at the end of the period	$7,056	$5,193

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57	$123
Cash paid for income taxes	$170	$378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except per share amounts)

Note 1. Organization

Artemis International Solutions Corporation, (“Artemis”, or the “Company”) is a provider of enterprise-based portfolio and project management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 48 offices in 43 countries. Artemis has aligned its customer facing functions of sales, consulting, marketing and strategic alliances to seven key vertical markets, (i) Aerospace and Defense, (ii) Energy and Utilities, (iii) Pharmaceuticals,  (iv) Government, (v) Financial Services (vi) Automotive, and (vii) High Technology.  Product Management and Research and Development efforts are focused on developing solutions to meet the needs of these markets.  Proha Plc (“Proha”), a Finnish corporation, owns approximately 80% of the outstanding common stock of Artemis.

Note 2.  Basis of Presentation

The condensed consolidated financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the three month and six month periods ended June 30, 2003 and 2002, respectively, and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2002 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, (either individually or in concert with its parent, Proha) are accounted for using the equity method.  Investments, in which the Company owns less than 20% and is not able to exercise significant influence over the investee, are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At June 30, 2003, the Company’s current liabilities exceeded current assets by $8.2 million. Operating cash flow was negative $0.5 million for the six months ended June 30, 2003. Effective June 30, 2003 the Company paid off its Note Payable and $2.0 million Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill (“Foothill”) and obtained a bridge loan of $3.5 million from Proha (see Note 10) to cover short-term cash needs until the Company is able to enter into a new asset-based lending facility. The Company currently is negotiating a new $5.0 million facility, the terms of which are considered more favorable to the Company than the Foothill Facility (See Note 11). In addition to securing a new facility, management has also taken some immediate steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. During 2002, management initiated restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off non-core assets. Further restructuring activities are expected to focus on increasing efficiencies within the Company’s global infrastructure. The Company may also seek additional capital resources to fund strategic initiatives and further strengthen its global presence. Such additional equity financing may be dilutive to the Company’s stockholders. The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002.  The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2003.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

On February 7, 2003, the Company effected a one for twenty-five reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been retroactively restated within this report to reflect the reverse stock split.

Note 3.  Stock-Based Incentive Compensation

The Company has several stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the accompanying statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation. This standard also requires additional disclosure related to stock-based employee compensation in annual and interim financial reporting. This standard is generally effective for fiscal years ended after December 15, 2002 and did not have any impact on our condensed consolidated financial statements except for the tabular disclosure presented below. The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)

Net loss as reported	$(4,002)	$(603)	$(4,910)	$(2,716)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(216)	(1,415)	(538)	(2,830)
Pro forma loss	$(4,218)	$(2,018)	$(5,448)	$(5,546)

Basic and diluted loss per common share
As reported	$(0.40)	$(0.06)	$(0.49)	$(0.27)
Pro forma	$(0.42)	$(0.20)	$(0.55)	$(0.56)

For disclosure purposes only, the fair value of all stock options granted to employees is estimated using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for stock options granted by Artemis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Annual Dividends	zero	zero	zero	zero
Expected Volatility	265%	180%	272%	180%
Risk free interest rate	2.4%	4.5%	2.6%	4.5%
Expected life	5 years	5 years	5 years	5 years

Note 4.  Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company has not held ownership in any variable interest entities during the six months ended June 30, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after  June 30, 2003. The Company does not expect adoption of SFAS No. 149 to have a material impact on its condensed consolidated financial statements.

See Note 3 for a discussion of SFAS 148.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 5. Basic and Diluted Loss Per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(4,002)	$(603)	$(4,910)	$(2,716)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965	9,965	9,965

Basic and diluted net loss per common share	$(0.40)	$(0.06)	$(0.49)	$(0.27)

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net income (loss).  The calculation of comprehensive income (loss) for the three and six month periods ended June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands)
Net loss	$(4,002)	$(603)	$(4,910)	$(2,716)
Translation (loss) gain	(69)	(385)	39	(266)
Comprehensive net loss	$(4,071)	$(988)	$(4,871)	$(2,982)

Note 7. Segment and Geographic Information

The following tables set forth the Company’s financial performance (in thousands) by reportable operating segment.  Prior to April 1, 2003, the Company reported segment by subsidiary. Effective April 1, 2003, The Company’s reportable operating segments have been determined in accordance with the Company’s internal management structure, which is organized based on geographic region.  Prior period information for the Company has been reclassified to conform to the new presentation.  The Company operates three reportable segments:

Americas – North and South America

EMEA – Europe, the Middle East and Africa.

Asia – Japan, China, Singapore and other Pacific Countries

Three Months Ended June 30, 2003

	Americas	EMEA	Asia	Total
Revenue:
Software	$504	$1,831	$728	$3,063
Support	1,302	2,219	505	4,026
Services	1,600	3,954	825	6,379
Total revenue	3,406	8,004	2,058	13,468

Cost of revenue:
Software	36	71	58	165
Support	423	688	174	1,285
Services	1,379	3,292	477	5,148
Total cost of revenue	1,838	4,051	709	6,598

Gross margin	1,568	3,953	1,349	6,870

Operating income (loss)	$(3,789)	$(413)	$533	$(3,669)

Three Months Ended June 30, 2002

	Americas	EMEA	Asia	Total
Revenue:
Software	$823	$1,858	$476	$3,157
Support	1,453	2,191	475	4,119
Services	5,704	3,567	1,045	10,316
Total revenue	7,980	7,616	1,996	17,592

Cost of revenue:
Software	114	232	94	440
Support	441	695	382	1,518
Services	3,054	2,547	652	6,253
Total cost of revenue	3,609	3,474	1,128	8,211

Gross margin	4,371	4,142	868	9,381

Operating income (loss)	$(710)	$136	$240	$(334)

Six Months Ended June 30, 2003

	Americas	EMEA	Asia	Total
Revenue:
Software	$1,335	$5,060	$1,278	$7,673
Support	2,667	4,637	1,016	8,320
Services	3,506	8,369	1,795	13,670
Total revenue	7,508	18,066	4,089	29,663

Cost of revenue:
Software	61	201	163	425
Support	846	1,420	362	2,628
Services	2,915	6,754	1,103	10,772
Total cost of revenue	3,822	8,375	1,628	13,825

Gross margin	3,686	9,691	2,461	15,838

Operating income (loss)	$(6,432)	$1,068	$860	$(4,504)

Six Months Ended June 30, 2002

	Americas	EMEA	Asia	Total
Revenue:
Software	$1,536	$3,784	$989	$6,309
Support	2,912	4,236	944	8,092
Services	10,140	6,715	2,072	18,927
Total revenue	14,588	14,735	4,005	33,328

Cost of revenue:
Software	206	537	182	925
Support	919	1,519	757	3,195
Services	5,936	4,990	1,069	11,995
Total cost of revenue	7,061	7,046	2,008	16,115

Gross margin	7,527	7,689	1,997	17,213

Operating income (loss)	$(2,345)	$(35)	$406	$(1,974)

Identifiable assets are assigned by region based upon management responsibility.  The following table presents information about the Company’s identifiable assets by geographic region:

	June 30, 2003	December 31, 2002
Americas	$12,930	$20,312
EMEA	17,992	18,071
Asia	3,349	3,490
	$34,271	$41,873

Note 8. Contingencies/Litigation

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York.  Ten similar putative class actions also were filed in the Court.  By Order dated August 10, 2001, the Court consolidated all eleven actions and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”).  The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO.  The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the prices of the Company’s securities to be inflated artificially.  It asserted violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended.  Damages in unspecified amounts and certain rescission rights were sought.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and certain officers and directors and the underwriters in the consolidated, amended complaint.  The settlement is subject to approval by the United States District Court for the Southern District of New York.  The Company’s insurer will cover substantially all of the $0.6 million in total settlement costs.   The settlement is in no event construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officers and directors with respect to any claim of any fault or liability or wrongdoing or damage whatsoever.

The Company is a party to a number of additional legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 9.  Changes in Board of Directors

On April 14, 2003, the Company announced the election of Mr. Steve Yager to Chairman of the Board of Directors of the Company, (the “Board”).  Mr. Yager, who was formerly Vice Chairman of the Board, replaces Mr. James Cannavino who will continue as a Board member and in his role on both the Audit and Compensation committees of the Board.  In addition, the Board terminated the employment of Ari Horowitz, the former Executive Vice President of Corporate Development effective April 14, 2003. Mr. Horowitz will continue to serve on the Board.

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

	Options	Weighted Average Exercise Price
Ari Horowitz	7,718	$259.51
Ari Horowitz	3,840	3.02
Ari Horowitz	29,141	1.99
James Cannavino	120,000	1.25

Note 10. Long-Term Debt

In June 2003, the Company paid off its Note Payable and Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying Loan and Security Agreement with Foothill.  Borrowings under the Foothill Facility were secured by an interest in the Company’s accounts receivable, equipment, general intangibles, negotiable collateral, and any other assets that came into possession of the Company.

On June 30, 2003, the Company obtained a bridge loan of $3.5 million from Proha.  Terms (including the interest the rate, if any) of the bridge loan are still under negotiation and accordingly, the entire outstanding loan balance has been classified as a current liability at June 30, 2003.  In August 2003, the Company repaid approximately $1.8 million of such loan to Proha.

The Company is currently considering several alternative asset-based lending facilities to repay the Proha loan.

Note 11. Subsequent Event

On August 14, 2003, the Company agreed to issue a Convertible Note evidencing a revolving line of credit for up to $5 million to Laurus Master Fund, LTD., (the Laurus Note).  The Laurus Note will have a three-year renewable term. For the first six months - the Laurus Note will bear interest at a rate equal to the greater of (i) the Prime Rate as published in the Wall Street Journal (the Prime Rate) plus three quarters of a percent, and (ii) 5% per annum.  Thereafter the interest rate will be the Prime Rate less zero to 1,250 basis points depending on the average fair market value (as defined) of the Company’s common stock.  Borrowings under the Laurus Note will be limited to the balance of trade accounts receivable reported by the Company’s operating entities in the United States (US) and the United Kingdom (UK) and will be secured by a security interest in all of the Company’s property and assets, located in the US and the UK, except for intellectual properties.

Laurus will have the right to convert all or any portion of the outstanding principal amount and/or accrued interest and fees due and payable into shares of the Company’s restricted common stock at a per share conversion price equal to 125% of the volume weighted average price for the 5 trading days prior to closing, (the Fixed Conversion Price).  The Fixed Conversion Price may only be adjusted upwards and upon certain conditions. Conversion rights limit Laurus’ beneficial ownership in the Company to 2.5%.  If the Company’s common stock trades on a principal market at a price greater than 115% of the Fixed Conversion Price for at least eleven consecutive trading days, the Company has the option to require conversion of all or a portion of the Laurus Note at the Fixed Conversion Price.  This right is subject to certain trading volume limitations and the 2.5% beneficial ownership limitation noted above.

In connection with the Laurus Note the Company will issue a ten-year transferable warrant to purchase 125,000 shares of the Company’s restricted common stock at various exercise prices ranging from 125% to 175% of the Fixed Conversion Price.

Proceeds from the note and warrant sale will be used (i) to repay bridge financing provided by Proha (see Note 10), and (ii) to provide the additional liquidity necessary to enable the Company to continue to implement its strategy for growth.  Additionally, this financing will give the Company the flexibility to pursue promising business opportunities and other operations.

Under the agreement, the Company is obligated to file a registration statement with the Securities and Exchange Commission to register the Company’s common stock, which may be issued as described above.

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

Overview

Artemis International Solutions Corporation and Subsidiaries, (“Artemis”, “We” or the “Company”) is a provider of enterprise-based portfolio and project management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 48 offices in 43 countries.

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

The Company’s overall mission is to enable Global 2000 companies – from the executive to the knowledge worker - to achieve success; and to that end it has been restructured to become more customer-centric.  On August 5, 2003, the Company released Artemis 7, a new enterprise portfolio management solution.  We recently released Artemis 7, a Web-based, enterprise portfolio management software, designed to provide operational transparency to corporate executives both vertically and horizontally through the organization.  The Artemis 7 management framework provides immediate visibility into corporate assets, capital investments and all related transactions.

Artemis has aligned its customer facing functions of sales, consulting, marketing and strategic alliances to seven key vertical markets, (i) Aerospace and Defense, (ii) Energy and Utilities, (iii) Pharmaceuticals,  (iv) Government, (v) Financial Services (vi) Automotive, and (vii) High Technology.  Both our product management and our research and development efforts are focused on developing solutions to meet the needs of these markets.  The Company’s belief is that offering a comprehensive, integrated solution that optimizes business processes from the executive to the knowledge worker provides a much stronger value proposition to customers than departmental or point solutions.

During 2002 the Company earned approximately 26% of worldwide revenues under contracts with two significant customers in the United States.  Significant long-term contracts with these customers expired during the three months ended June 30, 2003.  The Company is in negotiations to provide significant services to the customers under several contracts.  However, such services are not expected to commence until the end of the third quarter of 2003.  During the three months ended June 30, 2003, the Company has been impacted by an effort in the US and several European countries, particularly France, Italy and Finland, to reduce or delay spending on enterprise wide technology deployments. Consequently, the Company experienced a substantial decrease in revenues during the three months ended June 30, 2003, particularly in services revenue.

Results of Operations

	Three months ended June 30				Six months ended June 30,
	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(Unaudited)
	(in millions)
Revenue:
Software	$3.1	23	$3.2	18	$7.7	26	$6.3	19
Support	4.0	30	4.1	23	8.3	28	8.1	24
Services	6.4	47	10.3	59	13.7	46	18.9	57
	13.5	100	17.6	100	29.7	100	33.3	100

Cost of revenue:
Software	0.2	1	0.4	2	0.4	1	0.9	3
Support	1.3	10	1.5	9	2.6	9	3.2	10
Services	5.1	38	6.3	36	10.8	36	12.0	36
	6.6	49	8.2	47	13.8	46	16.1	49

Gross margin	6.9	51	9.4	53	15.9	54	17.2	51

Operating expenses
Selling and marketing	4.2	31	3.0	17	8.1	27	5.7	17
Research and development	2.0	15	2.0	11	4.2	14	4.0	12
General and administrative	3.4	25	3.7	21	6.0	20	7.3	22
Amortization expense	1.0	7	1.0	6	2.1	7	2.1	6
	10.6	78	9.7	55	20.4	68	19.1	57

Operating loss	(3.7)	(27)	(0.3)	(2)	(4.5)	(14)	(1.9)	(6)

Non operating expense, net	0.1	—	—	—	0.1	—	0.4	—

Income tax expense	0.2	1	0.3	2	0.3	1	0.4	1
Net loss	$(4.0)	(28)	$(0.6)	(4)	$(4.9)	(15)	$(2.7)	(7)

Three months ended June 30, 2003 and 2002

Revenue

Software Revenue

	Three Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$504	$823	$(319)	-39%
EMEA	1,831	1,858	(27)	-1%
Asia	728	476	252	53%
	$3,063	$3,157	$(94)	-3%

Software revenue represents fees earned for granting customers licenses to use our software products. During the second quarter of 2002 the United States subsidiary recorded sales of approximately $0.6 million to one customer.  This represented a significant portion of software revenues in the United States during the three months ended June 30, 2002.  There were no single license agreements of similar amount during the three months ended June 30, 2003.  Software sales in the EMEA region remained flat at approximately $1.8 million.  In September 2002, the Company announced the signing of a $3 million contract for providing the Artemis Portfolio Director software to plan, monitor and control investment projects with eight of the United Kingdom’s Regional Development Agencies, (“the RDA contract”).  The UK subsidiary recorded revenue from the RDA contract during the second quarter of 2003 as well as certain other significant contracts with new customers.  However, revenues in several other European countries, particularly France, Italy and Finland declined as customers reduced or delayed spending on enterprise wide technology deployments. Consequently, declining revenue in other European countries substantially offset the increase in revenues realized in the UK.  Software revenues have increased in our Asian subsidiaries, as our Portfolio Director product gained acceptance in Asia.  In addition, the Company has developed new customer relationships and expanded services provided to existing customers.

Support Revenue

	Three Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$1,302	$1,453	$(151)	-10%
EMEA	2,219	2,191	28	1%
Asia	505	475	30	6%
	$4,026	$4,119	$(93)	-2%

Support revenue consists of fees for providing software updates and technical support for our software products. The decrease in support revenues in the United States corresponded to the reduced software sales during the three months ended June 30, 2003. This decrease was partially offset by slight increases in revenues earned in Europe and Asia. The increase in support revenues recognized in Europe and Asia is directly related to the increase in the number and size of software licenses sold during the latter portion of 2002 and the first quarter of 2003 in Europe and Asia.

Services Revenue

	Three Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$1,600	$5,704	$(4,104)	-72%
EMEA	3,954	3,567	387	11%
Asia	825	1,045	(220)	-21%
	$6,379	$10,316	$(3,937)	-38%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $3.9 million or 38% to $6.4 million during the three months ended June 30, 2003 from $10.3 million during the same period of 2002.  The reduction was primarily due to the expiration of large consulting contracts with two significant customers.  The increase in service revenue in the EMEA region was primarily due to services provided to the RDA by our UK subsidiary.   Due to the SARS epidemic our consultants’ ability to operate at client locations was limited.  Consequently, consulting revenue recognized by our subsidiary in Singapore was reduced.

Cost of Revenue

	Three Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$1,838	$3,609	$(1,771)	-49%
EMEA	4,051	3,474	577	17%
Asia	709	1,128	(419)	-37%
	$6,598	$8,211	$(1,613)	-20%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  To a lesser extent cost of revenue includes royalty payments to third parties. The decrease in cost of revenue was primarily due to the expiration of contracts with two significant customers.

Gross Profit

Total gross profit for the three months ended June 30, 2003 was $6.9 million, a decrease of $2.5 million or 27%, from $9.4 million for the same period of 2002 due to decrease in revenue during the three months ended June 30, 2003. Gross profit margin for the three months ended June 30, 2003 deceased approximately 2 percentage points, to 51% from 53% during the same period of 2002 reflecting the fixed nature of certain costs of revenue as the Company decreased activity during the three months ended June 30, 2003.  The effect of the decrease in activity was particularly acute in costs of services revenue, which represented 78% and 76% of total costs of revenue during the three months ended June 30, 2003 and 2002, respectively, due to the fixed nature of certain costs such as consultant’s salaries.  As a result, the gross profit percentage on services revenue declined from 39% during the three months ended June 30, 2002 to 19% during the comparable 2003 period.

Operating Expenses

Selling and Marketing expenses

Selling and Marketing expenses consist primarily of the personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and Marketing expenses increased $1.2 million or 40% to $4.2 million during the three months ended June 30, 2003, from $3.0 million during the same period of 2002. During 2002, management reduced discretionary selling and marketing expenses in response to forecasts, which predicted that a challenging economy would cause our customers to delay spending on enterprise wide technology deployments.   In the latter portion of 2002 management predicted a gradual recovery in the market for software.  In response to this and to support the introduction of our Portfolio solution products management increased marketing efforts.   In addition, during 2003 the Company realigned its marketing organization. Part of this change included the creation of a new Solutions Marketing Team, which focuses on key vertical markets to help provide more relevant and complete business solutions to customers.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses have remained flat at approximately $2.0 million for the three months ended June 30, 2003 and the same period in 2002.  Throughout 2002, management worked to decrease costs by reducing and reallocating of personnel, as management reacted to general economic conditions during the latter part of 2001 and the first half of 2002.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the third quarter of 2003.  Primary focus for 2003 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased $0.4 million or 11% to $3.3 million during the three months ended June 30, 2003, from $3.7 million during same period of 2002. The decrease was primarily due to the following (i) a decrease in insurance fees due to a reduction in coverage, (ii) a decrease in audit fees resulting from the change of the Company’s accountants, (iii) a reduction in office space occupied, including the closure of our Exton Pennsylvania facility, (iv) the elimination of payments on former OPUS360 lease agreements through expiration or settlement, (v) the elimination of commitments under long-term phone service contracts due to settlement, (vi) a change in the classification of key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vii) the elimination of salaries paid to duplicative OPUS360 personnel who left Artemis subsequent to June 30, 2002.

These factors were partially offset by a one-time charge of $0.6 million for severance payments to Ari Horowitz, the Company’s former Executive Vice President of Corporate Development in accordance with the provisions of his employment contract with the Company.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis, a predecessor to the Company, in

August 2000. These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), and (v) other (income) expense.   None of the components of non-operating (income) expense, net were material in amount for the three months ended June 30, 2003 or June 30, 2002.

Six months ended June 30, 2003 and 2002

Revenue

Software Revenue

	Six Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$1,335	$1,536	$(201)	-13%
EMEA	5,060	3,784	1,276	34%
Asia	1,278	989	289	29%
	$7,673	$6,309	$1,364	22%

During the second quarter of 2002 the United States subsidiary recorded sales of approximately $0.6 million from one customer.  This represented a significant portion of software revenues in the United States during the six months ended June 30, 2002.  There were no single license agreements of similar amount during the six months ended June 30, 2003.  The increase in software revenue in the EMEA region is primarily due to revenues earned by the Company’s UK subsidiary under the RDA contract. Software revenues have increased in our Asian subsidiaries, as our Portfolio Director product gained acceptance in Asia.  In addition, the Company has developed new customer relationships and expanded services provided to existing customers.

Support Revenue

	Six Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$2,667	$2,912	$(245)	-8%
EMEA	4,637	4,236	401	9%
Asia	1,016	944	72	8%
	$8,320	$8,092	$228	3%

The decrease in support revenues in the United States corresponded to the decreased software sales during the three months ended June 30, 2003. This decrease was offset by an increase in revenues in the EMEA and Asia regions.  Support revenues in  those regions have increased as local economies have begun to recover and the Company’s newer products have gained acceptance.  The Company has recognized increased revenue in Europe and Asia primarily due to the recovery in our software license sales in the latter portion of 2002 and the first quarter of 2003. The increase in support revenue during 2003 is directly related to the increase in the number and size of software licenses sold during the latter portion of 2002.

Services Revenue

	Six Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$3,506	$10,140	$(6,634)	-65%
EMEA	8,369	6,715	1,654	25%
Asia	1,795	2,072	(277)	-13%
	$13,670	$18,927	$(5,257)	-28%

The reduction in the Americas services revenue was primarily due to the expiration of contracts with two significant customers.  The increase in service revenue in the EMEA region was primarily due to services provided to the RDA by our UK subsidiary.   The decrease in revenue at our Asian subsidiaries was primarily due to the SARS epidemic, which limited our consultants’ ability to operate at client locations.

Cost of Revenue

	Six Months Ended
	June 30, 2003	June 30, 2002	Change
			$	%
	(in thousands)
Americas	$3,822	$7,061	$(3,239)	-46%
EMEA	8,375	7,046	1,329	19%
Asia	1,628	2,008	(380)	-19%
	$13,825	$16,115	$(2,290)	-14%

The decrease in cost of revenue in the Americas region resulted from reduction in activities due to the expiration of contracts with two significant customers.  Cost of revenues in the EMEA region increased as the Company’s United Kingdom subsidiary provided increased services under the RDA contract.  The decrease in costs of revenue incurred by Asian subsidiaries resulted from a reduction in consulting services provided due to the Asian SARS epidemic.

Gross Profit

Total gross profit for the six months ended June 30, 2003 was $15.8 million, a decrease of $1.4 million or 8%, from $17.2 million for the same period of 2002 due to the expiration of contracts with two significant customers. Gross profit margin for the six months ended June 30, 2003 increased approximately 3 percentage points, to 54% from 51% during the same period of 2002 reflecting the fixed nature of certain costs of revenue as the Company decreased activity in response to the expiration of contracts with two significant customers.  The affect of the decrease in activity was particularly acute in costs of services revenue, which represented 78% and 74% of total costs of revenue during the six months ended June 30, 2003 and 2002, respectively, due to the fixed nature of certain costs such as consultant’s salaries.  As a result, the gross profit percentage on services revenue declined from 37% during the six months ended June 30, 2002 to 22% during the comparable 2003 period.

Operating Expenses

Selling and Marketing expenses

Selling and Marketing expenses increased $2.4 million or 42% to $8.1 million during the six months ended June 30, 2003, from $5.7 million during the same period of 2002.  The increase was primarily due to increased marketing efforts in expectation of a gradual recovery of software licensing, particularly in Europe.   In addition, during 2003 the Company realigned its marketing organization. Part of this change included the creation of a new Solutions Marketing Team, which focuses on key vertical markets to help provide more relevant and complete business solutions to customers.

Research and development

These expenses have remained flat at approximately $4.1 million for the six months ended June 30, 2003 and $4.0 million for the same period in 2002.  Throughout 2002, management worked to decrease costs by reducing and reallocating of personnel, as management reacted to general economic conditions during the latter part of 2001 and the first half of 2002.  On the other hand, management believes that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development to remain at current levels.

General and administrative

General and administrative expenses decreased $1.3 million or 18% to $6.0 million during the six months ended June 30, 2003, from $7.3 million during same period of 2002. The decrease was primarily due to the following (i) a reduction in insurance coverage, (ii) a decrease in audit fees resulting from the change of the Company’s accountants, (iii) a reduction in office space occupied, including the closure of our Exton Pennsylvania facility, (iv) the elimination of approximately $ payments on former OPUS360 lease agreements through expiration or settlement, (v) the elimination of commitments under long-term phone service contracts due to settlement, (vi) a change in the classification of key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vii) the elimination of salaries paid to duplicative OPUS360 personnel who left Artemis subsequent to June 30, 2002.

These factors were partially offset by a one-time charge of $0.6 million for severance payments to Ari Horowitz, the Company’s former Executive Vice President of Corporate Development in accordance with the provisions of his employment contract with the Company.

Non-operating (income) expenses, net

None of the components of non-operating (income) expenses were material in amount for the six months ended June 30, 2003.  During the six months ended June 30, 2002, the only significant component of net other expense was $0.2 million of foreign exchange loss.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.

Changes in foreign exchange rates

The effect of changes in foreign exchange rates for the six months ended June 30, 2003 compared to the same period of the prior year was an increase in revenues and reduction of operating loss of approximately $2.9 million and $0.2 million, respectively.

Change in trade accounts receivable

Our trade accounts receivable (net of allowance for doubtful accounts) decreased approximately $3.5 million from $17.3 million at December 31, 2002 to $13.8 million at June 30, 2003 because of (i) timing and amount of fees billed during the quarter as compared to the fourth quarter of 2002, (ii) management’s general effort to accelerate the rate of collections and (iii) the collection of maintenance contract retainers which were billed in advance during December 2002 for services to be provided during 2003.

Liquidity and Capital Resources

Our operating activities used approximately $0.5 million in cash during the six months ended June 30, 2003.  Our net loss of $4.9 million was the major component reducing operating cash flow.  Operating cash flow was further reduced by (i) a decrease of $1.5 million in deferred revenues and (ii) a net decrease in accounts payable, accrued liabilities and other liabilities of $1.6 million.  The effects of these items on cash were offset by factors such as (i) non-cash expenses of $2.8 million in depreciation and amortization related to our intangible assets and fixed assets, (ii) a net collection of $3.5 million in trade accounts receivable and (iii) a decrease in prepaid and other assets of $1.2 million.

Our investing activities used cash of $0.6 million, representing capital expenditures, during the six months ended June 30, 2003.

Our financing activities provided $0.3 million during the six months ended June 30, 2003. The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations.  Repayments on our lines of credit, net of fundings were $2.6 million during the six months ended June 30, 2003.  Net proceeds from debt, net of principal payments were approximately $2.9 million.

In June 2003, the Company paid off its Note Payable and Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying Loan and Security Agreement with Foothill. Borrowings under the Foothill Facility were secured by an interest in the Company’s accounts receivable, equipment, general intangibles, negotiable collateral, and any other assets that came into possession of the Company.   Effective June 30, 2003, the Company obtained a bridge loan in the amount of $3.5 million from Proha. Terms surrounding the bridge loan are still under negotiation.  In August 2003,  the Company repaid approximately $1.8 million of the bridge loan to Proha.

 A summary of the Company’s future contractual obligations and commercial commitments as of June 30, 2003 is as follows:

		Payable in Year Ending December 31,
	Current Portion	2004	2005	2006	2007	2008- thereafter	Total
(in thousands)
Long-term debt	$3,696	$133	$17	$17	$190	$—	$4,053
Obligations under non-cancellable operating leases	1,804	1,656	1,359	455	246	8	5,528
	$5,500	$1,789	$1,376	$472	$436	$8	$9,581

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At June 30, 2003, the Company’s current liabilities exceeded current assets by $8.2 million. Operating cash flow was negative $0.5 million for the six months ended June 30, 2003. Effective June 30, 2003 the Company paid off its Note Payable and $2.0 million Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill (“Foothill”) and obtained a bridge loan of $3.5 million from Proha to cover short-term cash needs until the Company is able to enter into a new asset-based lending facility. The Company currently is negotiating a new $5.0 million facility, the terms of which are considered more favorable to the Company than the Foothill Facility (See Note 11 of the accompanying condensed consolidated financial statements). In addition to securing a new facility, management has also taken some immediate steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. During 2002, management initiated restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off non-core assets. Further restructuring activities are expected to focus on increasing efficiencies within the Company’s global infrastructure.   The Company may also seek additional capital resources to fund strategic initiatives and further strengthen its global presence. Such additional equity financing may be dilutive to the Company’s stockholders. The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.

Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Proha charges the Company’s Finnish subsidiary approximately $50,000 per month for a share of office related costs such as rent and utilities.  In addition, the Company’s Finnish subsidiary regularly enters into other transactions with entities that are owned in whole or in part by Proha.

At June 30, 2003, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions (Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

At June 30, 2003, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

We conduct a significant portion of our business in currencies other than the United States dollar. Our operating results are therefore subject to fluctuations in foreign currency exchange rates. Changes in the value of major foreign currencies relative to the value of the United States dollar could potentially adversely affect revenues and operating results. We do not hedge foreign currency risk. As a result, we will continue to experience foreign currency exchange gains and losses.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)

of the 34 Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended June 30, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and certain officers and directors and the underwriters in the consolidated, amended complaint.

The settlement is subject to approval by the United States District Court for the Southern District of New York.  The Company’s insurer will cover substantially all of the $550,000 in total settlement costs.   The settlement is in no event construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officers and directors with respect to any claim of any fault or liability or wrongdoing or damage whatsoever.

Item 2.         Change in Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Audit Committee has engaged independent counsel to review the independence of the Audit Committee members in light of the Sarbanes-Oxley Act, certain related party transactions between the Company and Proha Plc (which owns approximately 80% of the Corporation), and other potential conflicts of interest.  The Audit Committee has not yet concluded what actions, if any, will result from this examination.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

Exhibit No.	Exhibit Description

EX-31.1	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

EX-31.2	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

EX-32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.                                      Reports on Form 8-K.

On May 14, 2003, the Company filed a Current Report on Form 8-K and an earnings press release attached as Item 12 in accordance with the interim guidance provided by the Securities and Exchange Commission pursuant to SEC Release Nos. 33-8216 and 34-47583.

On June 18, 2003, the Company filed a Current Report on Form 8-K to announce the settlement and release of all claims against Artemis and certain officers and directors and the underwriters in the consolidated, amended class action complaint entitled “In re: Opus360 Corp. Securities Litigation”, filed April 6, 2001.  The Settlement is subject to the approval by the United States District Court for the Southern District of New York. The class action lawsuit became a contingent liability for the Company as part of the acquisition of the Opus360 Corporation completed in November 2001.

On July 8, 2003, the Company filed a Current Report on Form 8-K to announce that it had paid off its Note Payable and Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying Loan and Security Agreement with Foothill.  Borrowings under the Foothill Facility were secured by an interest in the Company’s accounts receivable, equipment, general intangibles, negotiable collateral, and any other assets that came into possession of the Company.

Also effective June 30, 2003, the Company obtained a bridge loan in the amount of $3.5 million from Proha Plc.

On July 18, 2003, the Company filed a Current Report on Form 8-K to announce that it had received a “Request for Records” letter from Proha Plc (“Proha”), dated July 3, 2003, (the “Request Letter”).  In the Request Letter representatives of Proha demand, pursuant to Section 220 of the General Corporation Law of the State of Delaware, the right to inspect and copy various records including but not limited to: (i) lists of Artemis’ stockholders, including names and addresses of each stockholder as of the date of the letter and (ii) copies of all daily transfer sheets showing changes in names and addresses of the Artemis stockholders through September 30, 2003.

In addition management was been informed that the purpose of the inspection is to facilitate a possible offer by Proha or an affiliate thereof to purchase some or all of the shares of Artemis not already owned by Proha.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation

Date:	August 14, 2003	/s/ Michael J. Rusert
Michael J. Rusert, Chief Executive Officer

Date:	August 14, 2003	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer (principal financial officer and chief accounting officer)