Form 10-Q
period 2003-09-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2003-11-14
CIK 1099674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2003

or

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

____________________

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

There were 9,964,767 shares of common stock outstanding as of October 31, 2003.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2003

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash	$4,768	$7,766
Trade accounts receivable, net of allowance for doubtful accounts of approximately $267 at September 30, 2003 and $296 at December 31, 2002	13,081	17,320
Other accounts receivable	223	461
Prepaid expenses	1,444	1,618
Other current assets	399	1,647
Total current assets	19,915	28,812

Property and equipment, net of accumulated depreciation and amortization of $8,257 at September 30, 2003 and $7,197 at December 31, 2002	1,343	1,588
Intangible assets, net of amortization of $7,206 at September 30, 2003 and $4,118 at December 31, 2002	7,549	10,637
Investment in affiliates and other assets	1,430	836
Total assets	$30,237	$41,873

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$4,712	$4,468
Accrued liabilities	5,715	7,254
Accrued payroll and taxes	5,654	7,226
Deferred revenue	6,967	10,842
Line of credit	5,327	3,486
Current portion of long-term debt	155	950
Total current liabilities	28,530	34,226

Accrued pension and other liabilities	1,035	832
Deferred taxes	800	800
Long-term debt, less current portion	362	235
Total liabilities	30,727	36,093

Commitments and contingencies

Stockholders’ (deficit) equity:

Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	81,033	80,833
Accumulated deficit	(81,386)	(75,100)
Accumulated other comprehensive income	(147)	37
Total stockholders’ (deficit) equity	(490)	5,780
Total liabilities and stockholders’ (deficit) equity	$30,237	$41,873

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)
Revenue:
Software	$2,473	$3,228	$10,146	$9,537
Support	4,433	3,850	12,753	11,942
Services	6,761	8,712	20,431	27,639
	13,667	15,790	43,330	49,118
Cost of revenue:
Software	83	460	508	1,385
Support	1,246	1,569	3,874	4,764
Services	4,534	5,988	15,306	17,983
	5,863	8,017	19,688	24,132

Gross margin	7,804	7,773	23,642	24,986

Operating expenses:
Selling and marketing	4,097	2,984	12,214	8,708
Research and development	1,997	1,919	6,146	5,961
General and administrative	2,319	3,607	8,337	10,942
Amortization	1,030	1,051	3,088	3,137
	9,443	9,561	29,785	28,748

Operating loss	(1,639)	(1,788)	(6,143)	(3,762)

Interest (income) expense, net	40	(74)	85	7
Equity in net loss of unconsolidated affiliates	—	203	—	274
Other income, net	(44)	(339)	(158)	(196)
Foreign exchange loss (gain)	(409)	77	(239)	154
	(413)	(133)	(312)	239

Loss before income taxes	(1,226)	(1,655)	(5,831)	(4,001)

Income tax expense	150	131	455	501

Net loss	$(1,376)	$(1,786)	$(6,286)	$(4,502)

Loss per common share:
Basic	$(0.14)	$(0.18)	$(0.63)	$(0.45)
Diluted	$(0.14)	$(0.18)	$(0.63)	$(0.45)

Weighted average common shares used in computing loss per common share	9,965	9,965	9,965	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flow from operating activities:
Net loss	$(6,286)	$(4,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,148	4,656
Equity in loss of unconsolidated subsidiaries	—	275
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	4,239	899
Decrease in prepaid expenses and other assets	1,066	538
(Decrease) increase in deferred revenues	(3,875)	644
Decrease in accounts payable, accrued liabilities, and other liabilities	(2,664)	(2,783)
Net cash used in operating activities	(3,372)	(273)

Cash flow from investing activities:
Capital expenditures, net	(815)	(537)
Net cash used in investing activities	(815)	(537)

Cash flow from financing activities:
Principal payments on debt and capital leases	(468)	(1,195)
Net draws on lines of credit	1,841	1,131
Net cash provided by (used in) financing activities	1,373	(64)

Effect of exchange rate changes on cash	(184)	145

Net (decrease) in cash	(2,998)	(729)

Cash at the beginning of the period	7,766	5,081

Cash at the end of the period	$4,768	$4,352

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$57	$182
Cash paid for income taxes	$174	$612
Non-cash transaction
Estimated fair value of Laurus Stock Warrant	$237	$—

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

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the three month and nine month periods ended September 30, 2003 and 2002 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2002 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, (either individually or in concert with its parent, Proha) are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At September 30, 2003, the Company’s current liabilities exceeded current assets by $8.6 million. Operating cash flow was negative $3.4 million for the nine months ended September 30, 2003. During the quarter ended September 30, 2003 the Company repaid a bridge loan of $3.5 million obtained from Proha to cover its short-term cash needs and entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”). In addition to securing a new credit facility, management has taken some immediate steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. During 2002, management initiated restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets. Further restructuring activities are expected to focus on increasing efficiencies within the Company’s global infrastructure.  The Company may also seek additional capital resources to fund strategic initiatives and further strengthen its global presence. Such additional equity financing may be dilutive to the Company’s stockholders. The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002.  The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2003.

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

Note 3.  Stock-Based Incentive Compensation

The Company has several stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the accompanying statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation. SFAS No. 148 also requires additional disclosure related to stock-based employee compensation in annual and interim financial reports. This standard is generally effective for fiscal years ended after December 15, 2002 and did not have any impact on our condensed consolidated financial statements except for the tabular disclosure presented below. The following table illustrates the effect on net loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(1,376)	$(1,786)	$(6,286)	$(4,502)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(216)	(1,415)	(754)	(4,245)
Pro forma loss	$(1,808)	$(3,201)	$(7,040)	$(8,747)

Basic and diluted loss per common share
As reported	$(0.14)	$(0.18)	$(0.63)	$(0.45)
Pro forma	$(0.18)	$(0.32)	$(0.71)	$(0.88)

For disclosure purposes only, the fair value of all stock options granted to employees is estimated using the Black-Scholes option-pricing model.  The following weighted average assumptions were used for stock options granted by Artemis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Annual Dividends	zero	zero	zero	zero
Expected Volatility	250%	180%	264%	180%
Risk free interest rate	2.9%	4.5%	2.7%	4.5%
Expected life	5 years	5 years	5 years	5 years

Note 4.  Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company has not held ownership in any variable interest entities during the nine months ended September 30, 2003. The Company will apply the consolidation requirements of FIN 46 in future periods should interest in a variable interest entity be acquired.

 In April 2003, the FASB issued SFAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s condensed consolidated financial statements.

See Note 3 for a discussion of SFAS 148.

In May 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and is effective (except for certain mandatorily redeemable noncontrolling interests) for financial instruments entered into or modified after May 31, 2003. The Company adopted SFAS No. 150 on June 1, 2003.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 5. Basic and Diluted Loss Per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Options, warrants and other common stock equivalents are excluded from the diluted loss per share calculation because the effect would be antidilutive.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended Sept 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(1,376)	$(1,786)	$(6,286)	$(4,502)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965	9,965	9,965

Basic and diluted loss per common share	$(0.14)	$(0.18)	$(0.63)	$(0.45)

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ equity or deficit that are excluded in the determination of net income (loss).  The calculation of comprehensive income (loss) for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Net loss	$(1,376)	$(1,786)	$(6,286)	$(4,502)
Translation loss	(223)	(205)	(184)	(471)
Comprehensive net loss	$(1,599)	$(1,991)	$(6,470)	$(4,973)

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

Americas – North and South America

EMEA – Europe, the Middle East and Africa.

Asia – Japan, China, Singapore, Australia and other Pacific Countries

Three Months Ended September 30, 2003

	Americas	EMEA	Asia	Total
Revenue:
Software	$497	$1,853	$123	$2,473
Support	1,389	2,524	520	4,433
Services	2,576	3,258	927	6,761
Total revenue	4,462	7,635	1,570	13,667

Cost of revenue:
Software	24	91	(32)	83
Support	371	752	123	1,246
Services	1,117	2,922	495	4,534
Total cost of revenue	1,512	3,765	586	5,863

Gross margin	2,950	3,870	984	7,804

Operating income (loss)	$(1,316)	$(455)	$132	$(1,639)

Three Months Ended September 30, 2002

	Americas	EMEA	Asia	Total
Revenue:
Software	$601	$2,198	$430	$3,229
Support	1,440	1,793	617	3,850
Services	4,504	3,394	813	8,711
Total revenue	6,545	7,385	1,860	15,790

Cost of revenue:
Software	8	362	90	460
Support	467	774	328	1,569
Services	2,763	2,568	657	5,988
Total cost of revenue	3,238	3,704	1,075	8,017

Gross margin	3,307	3,681	785	7,773

Operating (loss)	$(1,619)	$(73)	$(96)	$(1,788)

Nine Months Ended September 30, 2003

	Americas	EMEA	Asia	Total
Revenue:
Software	$1,832	$6,913	$1,401	$10,146
Support	4,056	7,161	1,536	12,753
Services	6,082	11,627	2,722	20,431
Total revenue	11,970	25,701	5,659	43,330

Cost of revenue:
Software	85	292	131	508
Support	1,217	2,172	485	3,874
Services	4,032	9,676	1,598	15,306
Total cost of revenue	5,334	12,140	2,214	19,688

Gross margin	6,636	13,561	3,445	23,642

Operating income (loss)	$(7,748)	$613	$992	$(6,143)

Nine Months Ended September 30, 2002

	Americas	EMEA	Asia	Total
Revenue:
Software	$2,137	$5,982	$1,419	$9,538
Support	4,352	6,029	1,561	11,942
Services	14,644	10,109	2,885	27,638
Total revenue	21,133	22,120	5,865	49,118

Cost of revenue:
Software	214	899	272	1,385
Support	1,386	2,293	1,085	4,764
Services	8,699	7,558	1,726	17,983
Total cost of revenue	10,299	10,750	3,083	24,132

Gross margin	10,834	11,370	2,782	24,986

Operating income (loss)	$(3,964)	$(108)	$310	$(3,762)

Identifiable assets are assigned by region based upon management responsibility.  The following table presents information about the Company’s identifiable assets by geographic region:

	September 30, 2003	December 31, 2002
Americas	$13,023	$20,312
EMEA	14,221	18,071
Asia	2,993	3,490
Consolidated	$30,237	$41,873

Note 8. Contingencies/Litigation

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York (the “Court”).  Ten similar putative class actions also were filed in the Court.  By Order dated August 10, 2001, the Court consolidated all eleven actions and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”).  The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO.  The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the prices of the Company’s securities to be inflated artificially.  It asserted violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended.  Damages in unspecified amounts and certain rescission rights were sought.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and certain officers and directors and the underwriters in the Amended Complaint.  The Company also announced at that time that the settlement was subject to approval by the Court.  The Court approved the settlement on October 10, 2003; however, said approval did not become final until November 12, 2003.  The Company’s insurer will cover substantially all of the $0.6 million in total settlement costs.  The settlement is in no event construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officers and directors with respect to any claim of any fault or liability or wrongdoing or damage whatsoever.

The Company is a party to a number of additional legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations or cash flows.

Note 9. Revolving Credit Facility

In June 2003, the Company paid off its Note Payable and Line of Credit held with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying Loan and Security Agreement with Foothill.

On June 30, 2003, the Company obtained a bridge loan of $3.5 million from Proha which was fully repaid by the Company during the quarter ended September 30, 2003.

On August 14, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus, such agreements were filed with the SEC under cover of Form 8-K dated August 15, 2003.  Pursuant to the agreements, the Company received a $5.0 million revolving credit facility in the form of a three-year Convertible Note secured by a security interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual properties.  Borrowings under the revolving credit facility will be based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. Advances on the Convertible Note may be repaid at the Company’s option, in cash or through the issuance of the Company’s shares of restricted common stock.  For the first six months the Convertible Note will bear interest at a rate equal to the greater of (i) the Prime Rate (as defined) plus three quarters of a percent, and (ii) 5% per annum.  Thereafter the interest rate will be the Prime Rate less zero to 1,250 basis points depending on the average fair market value (as defined) of the Company’s common stock. In addition, the Company is required to pay a collateral management payment of 0.075% of the average aggregate outstanding balance during the month plus an unused line payment of 0.40% per annum. The Laurus credit facility automatically renews every three years unless cancelled by the Company or Laurus. An early termination fee of up to $100,000 will be payable if the facility is terminated prior to August 13, 2006.  The facility also provides the Company the flexibility to access additional funds above what is available based upon eligible trade accounts receivable (“Overadvance”). Any such additional funds will accrue interest at a rate of 0.25% per month. At September 30, 2003, the outstanding balance under the revolving credit facility was $3.5 million, of which $2.1 were Overadvances. Laurus agreed to provide such Overadvances through November 28, 2003 in exchange for $63,000 in cash.  The net proceeds were used to repay a bridge loan provided by Proha and for general working capital needs.

Laurus has the right to convert all or any portion of the outstanding principal amount and/or accrued interest and fees due and payable into shares of the Company’s restricted common stock at a conversion price of $2.73 per share (the Fixed Conversion Price).  The Fixed Conversion Price may only be adjusted upwards and upon certain conditions. Conversion rights limit Laurus’ beneficial ownership in the Company to 2.5%.  If the Company’s common stock trades on a principal market at a price greater than $3.14 or 115% of the Fixed Conversion Price for at least eleven consecutive trading days, the Company has the option to require conversion of all or a portion of the outstanding principal amount and/or accrued interest and fees due at the Fixed Conversion Price.  This right is subject to certain trading volume limitations and the 2.5% beneficial ownership limitation noted above. The Fixed Conversion Price is subject to anti-dilution adjustments for stock splits, combinations and dividends.

Under the agreement, the Company was obligated to file a registration statement with the Securities and Exchange Commission by September 15, 2003 to register the Company’s restricted common stock, which may be issued as described herein. The Company is currently seeking a waiver from Laurus to extend such filing date, and may incur liquidated damages (maximum: 2% of the original principal amount for each thirty-day period beyond the contractual deadline) as a result of the delinquent filing of such registration statement.  Because of this technical default, the Company has reported its entire $3.5 million indebtedness to Laurus as a current liability at September 30, 2003.  If, and when an appropriate waiver is received from Laurus, such liability will be re-classified as long-term;  the contractual due date is August 2006

In conjunction with this transaction, Laurus was paid a fee of $175,000 and received a Ten-Year Transferable warrant to purchase a maximum of 125,000 shares of the Company’s restricted common stock.  The estimated fair value of the warrant of approximately $237,000 has been treated as additional interest expense and is being amortized over the three-year life of the revolving credit facility, unless sooner terminated.  The warrant permits Laurus to purchase up to 50,000, 50,000, and 25,000 shares of the Company’s restricted common stock at exercise prices of $3.41, $4.10, and $4.78 per share, respectively. The warrant exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.  Loan proceeds have been allocated to the Laurus warrant using the relative fair value method of APB No. 14.

Note 10. Subsequent Events

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Total considerations received for the sale of SPR was $249,000 in cash and a note receivable of $40,000 due on or before December 31, 2003.  In addition, the buyer assumed certain SPR liabilities.  SPR’s operations are not significant to the Company’s consolidated financial statements.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “34 Act”). Such statements are based upon current expectations that involve risks and uncertainties.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as “may”, “will”, “should”, “estimates”, “predicts”, “potential”, “continue”, “strategy”, “believes”, “expects”, “anticipates”, “plans”, “intends”, and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements.

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

The Company’s overall mission is to enable Global 2000 companies — from the executive to the knowledge worker - to achieve success; and to that end it has been restructured to become more customer-centric.  We recently released Artemis 7, a Web-based, enterprise portfolio management software, designed to provide operational transparency to corporate executives both vertically and horizontally through the organization.  The Artemis 7 management framework provides immediate visibility into corporate assets, capital investments and all related transactions.

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

The following table sets forth certain items in the condensed consolidated statement of operations for the three and nine months ended September 2003 and 2002.

Results of Operations

	Three months ended September 30				Nine months ended September 30,
	2003	% of Revenue	2002	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(Unaudited)
	(in millions)
Revenue:
Software	$2.5	18	$3.2	20	$10.1	23	$9.5	19
Support	4.4	32	3.9	25	12.8	30	11.9	24
Services	6.8	50	8.7	55	20.4	47	27.6	56
	13.7	100	15.8	100	43.3	100	49.0	99

Cost of revenue:
Software	0.1	1	0.4	3	0.5	1	1.4	3
Support	1.2	9	1.6	10	3.9	9	4.8	10
Services	4.6	33	6.0	38	15.3	35	18.0	37
	5.9	43	8.0	51	19.7	45	24.2	50

Gross margin	7.8	57	7.8	49	23.6	55	24.8	51

Operating expenses
Selling and marketing	4.1	30	3.0	19	12.2	28	8.7	18
Research and development	2.0	15	1.9	12	6.1	14	6.0	12
General and administrative	2.3	17	3.6	23	8.3	19	10.9	22
Amortization expense	1.0	7	1.1	6	3.1	7	3.1	6
	9.4	69	9.6	60	29.7	68	28.7	58

Operating loss	(1.6)	(12)	(1.8)	(11)	(6.1)	(13)	(3.9)	(7)

Non operating (income) expense, net	(0.4)	(3)	(0.1)	(1)	(0.3)	—	0.2	—

Income tax expense	0.2	1	0.1	1	0.5	1	0.5	1
Net loss	$(1.3)	(10)	$(1.8)	(11)	$(6.3)	(14)	$(4.6)	(8)

Three months ended September 30, 2003 and 2002

Revenue

Software Revenue

	Three Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$497	$601	$(104)	-17%
EMEA	1,853	2,198	(345)	-16%
Asia	123	430	(307)	-71%
	$2,473	$3,229	$(756)	-23%

Software revenue represents fees earned for granting customers licenses to use our software products.  During the current quarter, revenue recognized for Artemis 7 accounted for 38% of total software revenue.  This is the largest percentage attributable to our enterprise portfolio management software that the Company has seen since it’s introduction in 2002.  While the Company saw an increase in software revenues in France primarily driven by Artemis 7, software declined in most other countries as customers reduced or delayed spending on enterprise wide technology deployments. The Company’s decline in software revenue for the quarter ended September 30, 2003 as compared to the same period in 2002 was in particular caused by its operations in Germany and Japan.

Support Revenue

	Three Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$1,389	$1,440	$(51)	-4%
EMEA	2,524	1,793	731	41%
Asia	520	617	(97)	-16%
	$4,433	$3,850	$583	15%

Support revenue consists of fees for providing software updates and technical support for our software products.  The increase in support revenues recognized in Europe is related to the increase in the number and size of software licenses sold during the latter portion of 2002 and the first quarter of 2003.

Services Revenue

	Three Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$2,576	$4,504	$(1,928)	-43%
EMEA	3,258	3,394	(136)	-4%
Asia	927	813	114	14%
	$6,761	$8,711	$(1,950)	-22%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $2.0 million or 22% to $6.8 million during the three months ended September 30, 2003 from $8.7 million during the same period of 2002.  The reduction was primarily due to the expiration of large consulting contracts with two significant customers. The decrease in services revenue from current operations was partially offset by the recognition of deferred revenue of approximately $1.0 million pertaining to a professional services agreement with a prior OPUS360 customer.

Cost of Revenue

	Three Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$1,512	$3,238	$(1,726)	-53%
EMEA	3,765	3,704	61	2%
Asia	586	1,075	(489)	-45%
	$5,863	$8,017	$(2,154)	-27%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting services, software maintenance services and training services.  To a lesser extent cost of revenue includes royalty payments to third parties. The decrease in cost of revenue was primarily due to the decrease in services revenue.

Gross Profit

Total gross profit for the three months ended September 30, 2003 was $7.8 million, a slight increase from the same period of 2002 due to a larger decrease in costs than revenue during the three months ended September 30, 2002. Gross profit margin for the three months ended September 30, 2003 increased approximately 8 percentage points, to 57% from 49% during the same period of 2002.  The primary reasons for the increase in profit margin are increased efficiencies in the support organization and a reduction in third-party royalties through the shift in product mix towards Artemis 7. Additionally, there were no third-quarter 2003 costs associated with the revenue that was recognized in the current quarter under an OPUS360 professional services contract. The overall gross profit margin without the effect of the one-time OPUS360 services revenue would have been 54%.

Operating Expenses

Selling and Marketing expenses

Selling and Marketing expenses consist primarily of the personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and Marketing expenses increased $1.1 million or 37% to $4.1 million during the three months ended September 30, 2003, from $3.0 million during the same period of 2002. During 2002, management reduced discretionary selling and marketing expenses in response to forecasts, which predicted that a challenging economy would cause our customers to delay spending on enterprise wide technology deployments.  In the latter portion of 2002 management predicted a gradual recovery in the market for software.  In response to this and to support the introduction of our Portfolio solution products management increased marketing efforts.                    In addition, during 2003 the Company realigned its marketing organization. Part of this change included the creation of a new Solutions Marketing Team, which focuses on key vertical markets to help provide more relevant and complete business solutions to customers.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses have remained flat at approximately $2.0 million for the three months ended September 30, 2003 and the same period in 2002.  Throughout 2002, management worked to decrease costs by reducing and reallocating personnel, as management reacted to general economic conditions during the latter part of 2001 and the first half of 2002.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the fourth quarter of 2003.  Primary focus for 2003 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased $1.3 million or 36% to $2.3 million during the three months ended September 30, 2003, from $3.6 million during same period of 2002. The decrease was primarily due to the following (i) a decrease in insurance fees due to a reduction in coverage,  (ii) a reduction in office space occupied, including the closure of our Exton Pennsylvania facility, (iii) the elimination of payments on former OPUS360 lease agreements through expiration or settlement, (iv) the elimination of commitments under long-term phone service contracts due to settlement, (v) a change in the classification of key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vi) the elimination of salaries paid to duplicative OPUS360 personnel who left Artemis in 2002.

These factors were partially offset by one-time charges of $0.2 million for severance payments to employees who were terminated during the September 2003 quarter as part of an overall cost reduction strategy.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis, a predecessor to the Company, in August 2000. These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense , and (v) other income, net.  During the three months ended September 30, 2003, the only significant component of net nonoperating income/expense was $0.4 million of foreign exchange gain.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.

Nine months ended September 30, 2003 and 2002

Revenue

Software Revenue

	Nine Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$1,832	$2,137	$(305)	-14%
EMEA	6,913	5,982	931	16%
Asia	1,401	1,419	(18)	-1%
	$10,146	$9,538	$608	6%

During the second quarter of 2002 the United States subsidiary recorded sales of approximately $0.6 million from one customer.  This represented a significant portion of software revenues in the United States during the nine months ended September 30, 2002.  There were no single license agreements of similar amount during the nine months ended September 30, 2003.  The increase in software revenue in the EMEA region is primarily due to revenues earned by the Company’s UK subsidiary under the RDA contract.  Overall, revenues from Artemis 7 accounted for 27% of total Software revenue for the nine months ended September 30, 2003.

Support Revenue

	Nine Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$4,056	$4,352	$(296)	-7%
EMEA	7,161	6,029	1,132	19%
Asia	1,536	1,561	(25)	-2%
	$12,753	$11,942	$811	7%

Approximately 57% of the decrease in support revenues in the United States corresponded to the 7000/9000 products which are the older offerings in the Company’s product line and Knowledge Plan which is the old Software Productivity Research product line.  This decrease was more than offset by an increase in support revenues in each country in the EMEA region where certain local economies have begun to recover and the Company’s newer products have gained acceptance.  The Company has reported increased revenue in Europe primarily due to the recovery in our software license sales in the latter portion of 2002 and the first quarter of 2003. The increase in support revenue during 2003 is directly related to the increase in the number and size of software licenses sold during the latter portion of 2002.

Services Revenue

	Nine Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$6,082	$14,644	$(8,562)	-58%
EMEA	11,627	10,109	1,518	15%
Asia	2,722	2,885	(163)	-6%
	$20,431	$27,638	$(7,207)	-26%

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

Cost of Revenue

	Nine Months Ended
	Sept 30,	Sept 30,	Change
	2003	2002	$	%

Americas	$5,334	$10,299	$(4,965)	-48%
EMEA	12,140	10,750	1,390	13%
Asia	2,214	3,083	(869)	-28%
	$19,688	$24,132	$(4,444)	-18%

The decrease in cost of revenue in the Americas region resulted from reduction in activities due to the expiration of contracts with two significant customers.  Cost of revenues in the EMEA region increased as the Company’s United Kingdom subsidiary provided increased services under the RDA contract.  The decrease in costs of revenue incurred by our Asian subsidiaries resulted from a reduction in consulting services provided due to the Asian SARS epidemic

Gross Profit

Total gross profit for the nine months ended September 30, 2003 was $23.6 million, a decrease of $1.3 million or 5%, from $25.0 million for the same period of 2002 due to the expiration of contracts with two significant customers. Gross profit margin for the nine months ended September 30, 2003 increased approximately 4 percentage points, to 55% from 51% during the same period of 2002 reflecting increased efficiencies in the support organization and a reduction in third-party royalties through the shift in product mix towards Artemis 7. Costs of services revenue, which represented 78% and 75% of total costs of revenue during the nine months ended September 30, 2003 and 2002, respectively, did not decrease proportionally to services revenue due to the fixed nature of certain costs such as consultant’s salaries.  As a result, the gross profit percentage on services revenue declined from 35% during the nine months ended September 30, 2002 to 25% during the comparable 2003 period.  The gross profit percentage for the September 2003 quarter would have been 21% without the effect of the one-time OPUS360 professional services revenue recognized in the current quarter.

Operating Expenses

Selling and Marketing expenses

Selling and Marketing expenses increased $3.5 million or 40% to $12.2 million during the nine months ended September 30, 2003, from $8.7 million during the same period of 2002.  The increase was primarily due to increased marketing efforts in expectation of a gradual recovery of software licensing, particularly in Europe.  In addition, during 2003 the Company realigned its marketing organization. Part of this change included the creation of a new Solutions Marketing Team, which focuses on key vertical markets to help provide more relevant and complete business solutions to customers.

Research and development

These expenses have remained virtually flat at approximately $6.1 million for the nine months ended September 30, 2003 and $6.0 million for the same period in 2002.  Throughout 2002, management worked to decrease costs by reducing and reallocating personnel, as management reacted to general economic conditions during the latter part of 2001 and the first half of 2002.  On the other hand, management believes that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect spending on research and development to remain at current levels.

General and administrative

General and administrative expenses decreased $2.6 million or 24% to $8.3 million during the nine months ended September 30, 2003, from $10.9 million during same period of 2002. The decrease was primarily due to the following (i) a reduction in insurance coverage, (ii) a decrease in audit fees resulting from the change of the Company’s accountants, (iii) a reduction in office space occupied, including the closure of our Exton Pennsylvania facility, (iv) the elimination of payments on former OPUS360 lease agreements through expiration or settlement, (v) the elimination of commitments under long-term phone service contracts due to settlement, (vi) a change in the classification of key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vii) the elimination of salaries paid to duplicative OPUS360 personnel.

These factors were partially offset by a one-time charge of $0.6 million for severance payments to Ari Horowitz, the Company’s former Executive Vice President of Corporate Development in accordance with the provisions of his employment contract with the Company.

Non-operating (income) expenses, net

Other income for the nine months ended September 30, 2002 included $0.1 million of ABC sales in France. During the nine months ended September 30, 2003, the Company reported $0.2 million of foreign exchange gain.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.

Changes in foreign exchange rates

The effect of changes in foreign exchange rates for the nine months ended September 30, 2003 compared to the same period of the prior year was an increase in revenues and reduction of operating loss of approximately $4.5 million and $0.2 million, respectively.

Change in trade accounts receivable

Our trade accounts receivable (net of allowance for doubtful accounts) decreased approximately $4.2 million from $17.3 million at December 31, 2002 to $13.1 million at September 30, 2003 because of (i) timing and amount of fees billed during the quarter as compared to the fourth quarter of 2002, (ii) management’s general effort to accelerate the rate of collections and (iii) the collection of maintenance contract retainers which were billed in advance during December 2002 for services to be provided during 2003.

Liquidity and Capital Resources

Our operating activities used approximately $3.4 million in cash during the nine months ended September 30, 2003.  Our net loss of $6.3 million was the major component reducing operating cash flow.  Operating cash flow was further reduced by (i) a decrease of $3.9 million in deferred revenues and (ii) a net decrease in accounts payable, accrued liabilities and other liabilities of $2.7 million.  The effects of these items on cash were offset by factors such as (i) non-cash expenses of $4.1 million in depreciation and amortization related to our intangible assets and fixed assets, (ii) a net collection of $4.2 million in trade accounts receivable and (iii) a decrease in prepaid expenses and other assets of $1.1 million.

Our investing activities used cash of $0.8 million, representing capital expenditures, during the nine months ended September 30, 2003.

Our financing activities provided $1.4 million during the nine months ended September 30, 2003. The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations.  Funding received through our lines of credit, net of repayments were $1.8 million during the nine months ended September 30, 2003. Principal payments, net of proceeds from debt were approximately $0.7 million.

In June 2003, the Company paid off its Note Payable and Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying Loan and Security Agreement with Foothill in order to enter into a new credit facility with Laurus Master Fund, Ltd (“Laurus”) at more favorable terms.

A summary of the Company’s future contractual obligations and commercial commitments as of September 30, 2003 is as follows:

		Payable in Year Ending December 31,
	Current Portion	2004	2005	2006	2007	2008- thereafter	Total

Long-term debt	$3,386	$143	$15	$6	$236	$—	$3,787
Obligations under non-cancellable operating leases	981	3,362	2,576	1,582	230	157	8,888
	$4,367	$3,505	$2,591	$1,588	$466	$157	$12,675

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2002 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At September 30, 2003, the Company’s current liabilities exceeded current assets by $8.6 million. Operating cash flow was negative $3.4 million for the nine months ended September 30, 2003. During the quarter ended September 30, 2003 the Company repaid a bridge loan of $3.5 million obtained from Proha to cover its short-term cash needs and entered into a $5.0 million asset-based lending facility with Laurus. In addition to securing a new credit facility, management has also taken some immediate steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. During 2002, management initiated restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets. Further restructuring activities are expected to focus on increasing efficiencies within the Company’s global infrastructure.  The Company may also seek additional capital resources to fund strategic initiatives and further strengthen its global presence. Such additional equity financing may be dilutive to the Company’s stockholders. The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.

Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Proha charged the Company’s Finnish subsidiary approximately $82,000 for the quarter ended September 30, 2003 for a share of office related costs, such as rent and utilities, telecommunications costs and certain other business costs.  In addition, the Company’s Finnish subsidiary regularly enters into other transactions with entities that are owned in whole or in part by Proha.

At September 30, 2003, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions (Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

At September 30, 2003, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the 34 Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended September 30, 2003 that are reasonably likely to significantly affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Part II - OTHER INFORMATION

Item 1.         Legal Proceedings

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York (the “Court”). Ten similar putative class actions also were filed in the Court. By Order dated August 10, 2001, the Court consolidated all eleven actions and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000 and March 20, 2001. Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO. The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the prices of the Company’s securities to be inflated artificially. It asserted violations of Section 11, 12(a)(2), and 15 of the Securities Act of 1933. Damages in unspecified amounts and certain rescission rights were sought.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and certain officers and directors and the underwriters in the consolidated, Amended Complaint.

The settlement was approved by the Court on October 10, 2003.  However, the Court’s order did not become final until November 12, 2003.  The Company’s insurer will cover substantially all of the $550,000 in total settlement costs.  The settlement is in no event construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officers and directors with respect to any claim of any fault or liability or wrongdoing or damage whatsoever.

Item 2.         Change in Securities and Use of Proceeds

None.

Item 3.         Defaults Upon Senior Securities

The Company was obligated to file a registration statement with the Securities and Exchange Commission by September 15, 2003 to register certain restricted common stock of the Company as required under the credit facility with Laurus. The Company is currently seeking a waiver from Laurus and expects to file such registration statement during the fourth quarter of 2003.

Item 4.         Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Audit Committee has engaged independent counsel to review the independence of the Audit Committee members in light of the Sarbanes-Oxley Act, certain related party transactions between the Company and Proha Plc, (which owns approximately 80% of the Company), and other potential conflicts of interest.  The Audit Committee has not yet concluded what actions, if any, will result from this examination.

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

In addition management has been informed that the purpose of the inspection is to facilitate a possible offer by Proha or an affiliate thereof to purchase some or all of the shares of Artemis not already owned by Proha.

On August 15, 2003, the Company filed a current report on Form 8-K and an earnings press release attached to such filing as Item 12 in accordance with the guidance provided by the Securities and Exchange Commission pursuant to SEC Release Nos. 33-8176 and 34-47225.

On August 21, 2003, the Company filed a Current Report on Form 8-K to announce that it had obtained a three-year renewable, $5.0 million revolving accounts receivable credit facility from Laurus Master Fund, Ltd (“Laurus”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation

Date:	November 14, 2003	/s/ Michael J. Rusert
Michael J. Rusert, Chief Executive Officer

Date:	November 14, 2003	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer (principal financial officer and chief accounting officer)