Form 10-K
period 2003-12-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2004-03-30
CIK 1099674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

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

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $4.0 million.  There were 9,965,018 shares of common stock outstanding as of March 15, 2004.

ARTEMIS INTERNATIONAL SOLUTIONS CORP.

Annual Report on Form 10-K

For the Year Ended December 31, 2003

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement”

PART I

Item 1.  Business.

Overview

Artemis International Solutions Corporation and Subsidiaries (“Artemis”, “We”, or the “Company”) is one of the world’s leading providers of investment planning and control software and services.  Artemis has been promoting a significant change in the role of portfolio and project management over recent years. Since 1976 we have been helping organizations improve their performance through effective portfolio, project and resource management.  Improved performance requires continuous alignment of investments with strategic business goals, consequently the ability to effectively select, plan, budget and control investment projects becomes the key for optimizing corporate resources. We believe this creates an even greater requirement for integrated investment planning and control solutions to support the needs of value creation, visibility, governance, and compliance.

The Company has a proud 28-year history of successfully delivering Enterprise and Project Management solutions to Global 2000 customers with the most extensive portfolio and project management needs.  Companies trust Artemis’ software to manage their business-critical processes.  Customers use our software in such key areas as (i) IT Governance and Management (ii) developing new products such as pharmaceuticals, (iii) helping governmental agencies promote business efficiency through better alignment and allocation of resources, (iv) maintaining nuclear power stations, and (v) managing the Joint Strike Fighter Program for the US government.

Our corporate offices are located at 4041 MacArthur Boulevard, Suite 260, Newport Beach, CA  92660 and our telephone number at that address is (949) 660-7100.

Key Business Focus

Throughout 2003 we have focused on refining our experience and understanding of market needs into a suite of industry optimized solutions that integrate application modules with packaged consulting services to provide an immediate response to today’s business needs.

Our in depth understanding of the business issues encountered within different market environments has enabled us to fine tune our solutions to address the specific requirements of multiple industry sectors including Automotive, Aerospace and Defense, High Technology, National and local Government, Energy, Telecommunications, Financial Services and Pharmaceuticals.

Artemis investment planning and control solutions (“Solutions”) support value creation for both industry and the public sector by ensuring better alignment of strategy, investment planning and project execution.  The Solutions can be deployed throughout the organization to address specific business needs including; IT management and governance, new product development, program management, fleet and asset management, power outage management and detailed project management

Artemis industry optimized Solutions are built around our two core software products:

•                       Artemis 7, a full web product representing a true merger of Investment planning, prioritization and control, Portfolio & organizational budgeting with Operational project & resource management.  Artemis 7 provides enterprise wide alignment of investments with business strategy without enforcing a single consistent level of process maturity across the entire organization; and

•                       Artemis Views, a web and client server product designed to manage project based work in organizations with well-established project management practices. Artemis Views comprises a series of core modules including: Project Management, Advanced Planning and Resourcing, Earned Value Management, Time Reporting, and Project Analytics.

Selling and Marketing

Artemis markets its Solutions through its own direct sales and service organizations with multiple office locations in the United States, United Kingdom, France, Finland, Germany, Italy, Japan and the Far East. Additionally, an extensive distributor network provides sales and service capabilities in other European countries, Australia, Asia Pacific and Latin America.

With over 550,000 users worldwide, and a global network covering 47 countries, Artemis is unique in the portfolio and project management market in terms of its size, experience, global presence, and innovative solutions. Our international presence not only enables us to service global organizations, but provides strong protection against fluctuating market demands that typically affect companies relying on specific geographies for the majority of their business.  The international dimension of Artemis is clearly reflected by our new web site (www.aisc.com) introduced this year.  This site provides consistent information to the world in 10 languages, while enabling individual countries to promote their specific regional focus.

In addition to this strong global presence, Artemis marketing and sales effort are supported by:

Marketing Communications

To succeed in its overall vertical marketing and sales strategy, Artemis pursues a very focused approach to marketing communications.  It participates in vertically-oriented trade shows, events, local seminars, works with industry specific publications, and collaborates regularly with industry analysts who cover the Portfolio and Project Management sectors.  All marketing communications activities are designed to support the solution selling process.

Customer Referrals

Our large installed customer base, and the strength and high profile nature of Artemis’ referenceable customers is an essential ingredient in the Company’s vertical marketing strategy. Satisfied customers are unique sources of qualified leads and help when securing sales in competitive situations.

Expansion and Strategic Alliances

From a sales perspective, Artemis will seek to continue to consolidate its leadership throughout Europe, while increasing sales in North America. Artemis will establish a program for growth in the Japanese market, and selectively extend its presence in emerging markets such as China and Australia.  To support our growth within specific industry market segments we have established strategic alliances with a number of specialized consulting companies and system integrators.  These include, among others, Unilog, Fujitsu Consulting, DMR Conseil (Quebec), Robbins Gioia., Conseillen and Agilense.  Our technology focused alliances include companies like IBM Corporation, Oracle Corporation, Microsoft Corporation, BEA Systems, Citrix Systems, Sun Microsystems, Categoric Software and Toshiba Corporation.

Customers

Artemis provides mission-critical software solutions to hundreds of organizations worldwide, such as ABN AMRO Bank N.V., AMI Semiconductor, Inc., BAE Systems, The Boeing Company, CSC, Deutsche Bank, EADS, Exelon, France Telecom, First Union National Bank, The Goldman Sachs Group Inc., The Goodyear Tire and Rubber Company, Lockheed Martin, Italy’s Ministry of Infrastructure, Michelin, Nokia, Pfizer Inc., Sun Microsystems Inc., Toshiba, the UK Regional Development Agencies, Union Carbide and Unisys.

Artemis has added a significant number of names to its customer base during the past 12 months reflecting the success of our new solutions in the public sector, pharmaceuticals and corporate IT management. These include, among others, Bordeaux District Council, Chicago Mercantile Exchange, Telecom Italia, La Poste, Carbon Trust, UK Metropolitan Police, Generali, and Osaka Gas.

Artemis has also consolidated its role as a major provider in the traditional enterprise program and project management sector with some of the world’s leading organizations including, Bell Augusta Aerospace, Lockheed Martin, Michelin, British Airports Authority, BAE Systems, Telenor, Sandvik, CSC, Comliet Group, Philips, EADS, Liebherr, T Systems, Toyota and VR-Track.

Intellectual properties

Our proprietary products are not protected by patents. However, to protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer the software to other users.  Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code.  In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws.  Even with all of these efforts, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology.  If, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition.  As a result, ultimately, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws as described above.  In addition, the laws of certain countries in which our products are or may be licensed may not protect our products and intellectual property rights to the same extent as laws of the United States.

We believe that our products do not infringe upon any valid existing proprietary rights of third parties.

Competition

Competition comes mainly from the portfolio and project management software market, which includes companies such as Niku, Primavera and Prosight. Enterprise Resource Planning vendors also offer capabilities that can answer some requirements of our target customers, but such solutions still lag behind our solutions in terms of depth. Microsoft continues to offer tools in the project management domain that organizations primarily adopt and use for internal developments to answer some company wide requirements.

Employees

As of February 29, 2004, Artemis directly employs approximately 382 persons on a worldwide basis; 90 in the United States of America, 245 in Europe, 31 in Japan, and 16 in Asia. Our employees are not represented by labor unions or collective bargaining agreements, except as may be required by the laws of certain foreign jurisdictions.  We have not experienced any work stoppages anywhere, and consider our relations with our employees worldwide to be good.

Worldwide Revenues

Our revenue is segmented by geographic region and is based upon management responsibility for such operations.  The following table presents information about the Company’s revenue (net of eliminations) by geographic area for each of the three years in the period ended December 31, 2003.

	Year Ended December 31,
	2003	2002	2001
		(in thousands)
Americas	$15,642	$28,074	$26,583
EMEA (1)	34,423	32,640	32,179
Japan	6,073	6,335	7,247
Asia	1,153	1,615	1,637
Total Revenue	$57,291	$68,664	$67,646

(1)          Europe, Middle East, and Africa

We incurred research and development expenses of approximately $8.2 million, $7.9 million and $9.9 million, respectively for the years ended December 31, 2003, 2002 and 2001.

Company History

As used herein:

•                  “Opus360” refers to Opus360 Corporation prior to the closing of certain share exchange transactions described below.  Opus360 Corporation was incorporated in August 1998 to provide an integrated web-based service to streamline the procurement and management of professional services.

•                  “Legacy Artemis” refers to Artemis Acquisition Corporation (“Legacy Artemis”), a Delaware corporation and the former parent Artemis business organization.  Prior to the share exchange transactions described below, Legacy Artemis was a wholly owned subsidiary of Proha Plc (“Proha”), a Finnish corporation.  Legacy Artemis was a developer and supplier of comprehensive project and resource collaboration application software products and consulting services.

•                  In November 2001 the Company changed its name to “Artemis International Solutions Corporation” which refers to Opus360 Corporation after the closing of certain share exchange transactions described below.

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

The transaction was structured in two steps (the “Share Exchange Transaction”) since the number of authorized Opus360 shares needed to be increased to allow for the issuance of 8 million new shares to Proha in satisfaction of the 80% requirement.  Despite its two step structure, the transaction was accounted for upon the consummation of the first closing because Proha gained a majority controlling interest and the voting agreements discussed below effectively “locked in” phase two of the transaction.

In connection with the Share Exchange Agreement, Proha entered into two voting agreements, one with Ari B. Horowitz, (cofounder of Opus360 and member of the Artemis Board of Directors), and one with Opus360.  Pursuant to these agreements, Mr. Horowitz agreed among other things to cause all of his 133,000 shares of Opus360 common stock to be voted in favor of the second closing.  Also, Proha agreed among other things to cause all of its 3.0 million shares of Opus360’s common stock to be voted in favor of the second closing.

As a result of the above voting agreements, there were commitments to vote in favor of the second closing representing approximately 62% of the outstanding common stock.  Accordingly, the transaction was not treated as a step acquisition since Proha obtained a majority controlling and voting interest upon consummation of the first closing.

On July 31, 2001, Opus360 consummated the first phase of the share exchange.  In connection with the share exchange Opus 360 acquired all of the capital stock of Legacy Artemis in exchange for approximately 3 million shares of Opus360’s restricted common stock.  As a result of this exchange, Proha obtained a controlling ownership and management interest in Opus360.  Accordingly, the transaction was accounted for as a reverse acquisition with Legacy Artemis treated as the accounting acquiror and accounted for under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.”  The second closing was completed on November 20, 2001 by Opus360’s filing of a definitive proxy statement with the Securities and Exchange Commission (the “SEC”) containing the required disclosures and financial information of the combined and consolidated companies.  At the second closing, Opus360 delivered approximately 5 million additional shares of its restricted common stock in return for the delivery by Proha of 19.9% of the outstanding common stock of two Proha subsidiaries. Since completion of the second closing, Proha has owned approximately 80% of the post-transaction outstanding common stock of the Company.

In November 2002, the Company sold its 19.9% interest in Accountor Oy to Pretax Ltd, an unrelated party, for a pretax gain of approximately $0.7 million.

In December 2002, the Company sold the operations of ABC Technologies Sarl (“ABC Technologies - France”), a wholly-owned subsidiary of Artemis International Sarl, France.  The total proceeds from this transaction were approximately $0.4 million.

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Cash consideration received for the sale of SPR was $0.3 million.  In addition the buyer assumed certain SPR liabilities.

Item 2.  Properties

Artemis leases all of its United States and international facilities pursuant to leases that expire from a month-to-month basis to February 28, 2008. Two of these leases have single renewal options. Artemis’ corporate headquarters are currently located at 4041 MacArthur Blvd, Newport Beach, California. The Company also maintains facilities at 1811 Pike Road, Longmont, Colorado, where the Company occupies approximately 10,000 square feet of office space.  In addition, the Company maintains facilities in various other locations across the United States, Europe and Asia. The Company’s facilities comprise a total of 29,000 square feet in the United States and 36,000 square feet in Europe and Asia. We believe our current facilities are sufficient for our needs.

Item 3.  Legal Proceedings

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York (the “Court”). Ten similar putative class actions also were filed in the Court. By Order dated August 10, 2001, the Court consolidated all eleven actions, and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000, and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO. The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the price of the Company’s securities to be artificially inflated.  The Amended Complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  Damages in unspecified amounts and certain rescission rights were sought.

In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint.  By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contained allegations similar to those in the Amended Complaint.  The defendants, including the Company, moved to dismiss the Second Amended Complaint on December 31, 2002. Before the motion was heard, the parties reached an agreement in principle to settle all claims asserted and any claims that could have been asserted in this litigation.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and those certain officers and directors and the underwriters in the Second Amended Complaint.  The Court approved the settlement on October 10, 2003.  The settlement became final on November 12, 2003. The Company’s insurer covered substantially all of the $550,000 in total settlement costs.  The settlement should in no event be construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officer and director with respect to any claim of any fault or liability or wrongdoing or damage whatsoever.

Item 4.                     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our stockholders during the fourth quarter of 2003.

Part II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was listed on the NASDAQ National Market (“NASDAQ”) under the symbol “OPUS” from April 4, 2000 until June 29, 2001.  Since June 29, 2001, the stock has traded on the NASDAQ – Over-the-Counter Bulletin Board (“OTCBB”).  Effective November 25, 2001, the trading symbol on the OTCBB was changed to “AISC”.  Subsequent to the Company’s one for twenty-five reverse stock split on February 7, 2003, the trading symbol was changed to “AMSI”. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the February 7, 2003 reverse stock split.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock”.  Subject to certain exceptions, a penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  The market price of our common stock on the OTCBB during the fourteen months ended Feburary 29, 2004 has ranged between a high of $2.95 and a low of $1.00 per share, and our common stock is thus deemed to be penny stock for purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could severely limit the liquidity of our stock and impede the sale of our stock in the secondary market.

At March 9, 2004, the number of stockholders of record was approximately 747 (excluding beneficial owners and any shares held in street name or by nominees).  The following table sets forth the quarterly high and low sales prices on bid quotations per share, as retroactively adjusted for the aforementioned reverse stock split.

	High	Low
YEAR ENDING DECEMBER 31, 2003
First Quarter	$2.20	$1.00
Second Quarter	2.05	1.35
Third Quarter	2.45	1.50
Fourth Quarter	2.00	1.35
YEAR ENDED DECEMBER 31, 2002
First Quarter	$1.53	$0.78
Second Quarter	1.00	0.20
Third Quarter	2.38	0.25
Fourth Quarter	1.75	0.75
YEAR ENDED DECEMBER 31, 2001
First Quarter	$25.75	$2.35
Second Quarter	12.25	1.56
Third Quarter	3.00	1.38
Fourth Quarter	2.25	1.13

On March 9, 2004, the last sale price of our Common Stock was $1.51 per share.

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

In August 2003, the Company obtained a revolving credit facility with Laurus Master Fund Ltd. (“Laurus”). Under the Security Agreement executed in connection with the revolving credit facility, the Company may not directly or indirectly declare, pay or make any dividend or distribution on any class of its stock, except for indebtedness subordinated to Laurus.

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

The stock option plans adopted by Opus360 prior to the consummation of the Share Exchange Transactions, and the related stock options continue in full force and effect.  Even though Legacy Artemis is the acquirer for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. Options granted under Opus 360 plans are redeemable in the common stock of Artemis. Following is a description of the Company’s non-stockholder approved stock option plans of Opus 360 and Legacy Artemis prior to the merger, and the status of the plans after July 31, 2001.

•                  The 2000 Non-Employee Directors Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 45,000 non-qualified stock options to non-employee board members.  41,277 options granted under the Non-Employee Directors Plan remain outstanding at December 31, 2003.

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  46,983 of these stock options with an exercise price of $250.00 are outstanding and exercisable as of December 31, 2003.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2003, 4,173 of the options with a weighted average exercise price of $146.25 remained outstanding.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.  The selected consolidated financial data are derived from our audited consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and may incur losses in the future.  These and other factors as described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.

	Year Ended December 31,			Nine Months Ended December 31,	Year Ended March 31,
	2003	2002	2001	2000(a)(b)(c)	2000(c)
	(in thousands, except per common share data)
Summary of operations data
Revenues	$57,291	$68,664	$67,646	$34,822	$49,303
Operating income (loss)	(8,092)	(3,746)	(66,483)	(11,398)	42
Net income (loss)	(7,891)	(3,948)	(59,764)	(10,797)	1,060
Basic earnings (loss) per common share:	(0.79)	(0.40)	(6.78)	(1.40)	0.14
Shares used in computing basic earnings (loss) per common share	9,965	9,965	8,816	7,689	7,426
Diluted earnings (loss) per common share:	(0.79)	(0.40)	(6.78)	(1.40)	0.14
Shares used in computing earnings (loss) per common share	9,965	9,965	8,816	7,689	7,525

Balance sheet data:
Cash and cash equivalents	2,593	7,766	5,081	3,200	1,199
Working capital deficiency	(8,839)	(4,964)	(5,785)	(2,823)	(2,477)
Total assets	29,060	39,005	38,570	103,488	23,421
Long-term debt, including amounts due within one year	676	1,185	2,618	5,546	9,384
Total stockholders’ equity (deficit)	(2,471)	5,780	9,582	60,905	(996)

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

(c)     The independent auditor’s reports relating to (i) the nine months ended December 31, 2000 and (ii) the year ended March 31, 2000 are not included herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition and results of operations of Artemis and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this report include “forward-looking” statements (versus historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, the Company invokes the protection afforded by the Private Securities Litigation Reform Act of 1995.

Overview

Artemis International Solutions Corporation (“Artemis”) is a provider of enterprise-based portfolio, project and resource management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 59 offices in 47 countries. Artemis services seven primary vertical markets, (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals, (iv) Government, (v) Financial Services, (vi) Automotive, and (vii) High Technology.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived and intangible assets, and the amortization of intangible assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

•      Revenue recognition;

•      Valuation of long-lived and intangible assets;

•      Amortization of intangible assets;

•      Valuation of deferred tax assets; and

•      Estimation of the allowance for doubtful accounts receivable.

Revenue recognition

The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4.  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products which do not require significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Valuation of long-lived and intangible assets

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

In accordance with SFAS No. 144, we assess intangible assets and other long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets.  If we determine that the carrying value of any such assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with SFAS No. 144.

Amortization of intangible assets

Intangible assets at December 31, 2003 consist of acquired customer bases and current core technology. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase.  The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 42 months from January 1, 2002.

Valuation of deferred tax assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Allowance for doubtful accounts receivable

We establish our allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Recent Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002.  The Company is complying with SFAS No. 146.

SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002.  The Company is complying with the disclosure requirements of FIN No. 45.  The other requirements of this pronouncement did not materially affect the Company’s consolidated financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years ending after December 15, 2002.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this pronouncement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities (“SPEs”): the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004.  Management has determined that the Company does not have any SPEs (as defined), and is presently evaluating the other potential effects of FIN No. 46 (as amended) on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on the aforementioned effective dates.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The Company is presently evaluating the effect of SFAS No. 132-R on its annual and interim-period financial statement disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

The following table sets forth the unaudited percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
			(in millions)
Revenue:
Software	$13.3	23	$15.1	22	$15.1	22
Support	16.6	29	15.7	23	15.5	23
Services	27.4	48	37.9	55	37.0	55
	57.3	100	68.7	100	67.6	100

Cost of revenue:
Software	0.7	1	1.7	2	2.5	4
Support	5.1	9	6.4	9	6.7	10
Services	20.3	35	24.6	36	23.9	35
	26.1	45	32.7	47	33.1	49

Gross margin	31.2	55	36.0	53	34.5	51

Operating expenses
Selling and marketing	15.9	28	12.5	18	16.8	25
Research and development	8.2	14	7.9	11	9.9	15
General and administrative	11.1	19	15.2	22	10.9	16
Amortization expense	4.1	7	4.1	6	18.8	28
Impairment charge	—	—	—	—	43.4	64
Management fees	—	—	—	—	0.8	1
Acquisition costs	—	—	—	—	0.4	1
	39.3	68	39.7	57	101.0	150

Operating loss	(8.1)	(13)	(3.7)	(4)	(66.5)	(99)

Non operating (income) expense
Interest expense, net	0.2	—	0.2	—	0.8	1
Equity in loss of unconsolidated affiliate	—	—	0.2	—	0.9	1
Gain on sale of subsidiary and investee	(0.4)	(1)	(1.0)	(1)	—	—
Other (income) expense, net	(0.6)	(1)	0.7	1	1.2	2
Foreign exchange (gain) loss	0.3	1	(0.4)	(1)	0.2	—
Non operating (income) expense, net	(0.5)	(1)	(0.3)	(1)	3.1	4

Income tax expense (benefit)	0.3	1	0.5	1	(9.7)	(14)
Net loss	$(7.9)	(13)	$(3.9)	(4)	$(59.9)	(89)

2003 compared to 2002

Revenue

Software Revenue

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue decreased $1.8 million or 12% to $13.3 million during 2003 from $15.1 million during 2002.  The decrease in software sales of $1.1 million in the US and $.7 million in Germany was due, in part, to spending constraints imposed on capital expenditures by our existing customer base.  However, we are currently seeing an increase in customer funding for projects previously planned.  In addition, with the additional functionality of Artemis 7 (formerly Portfolio Director) and the Views 7 release, we are able to meet the needs of our clients on a much wider range, thus speeding up the sales cycle.  Therefore, management expects an increase in software sales in 2004.

Support Revenue

Support revenue consists of fees for providing software updates and technical support for our software products.  Support revenue increased $0.9 million or 6% to $16.6 million during 2003 from $15.7 million during 2002.  This increase in support revenue was due to a steady increase in revenues generated by our foreign subsidiaries such as a: 30% increase in Germany, 9% increase in Italy, 19% increase in Finland and a 47% increase in Asia.  The increase in support revenues in these countries was partially offset by a decrease in support revenue in the US by 8%.  The Company has also put a renewed emphasis on cultivating the existing customer base by focusing on customer satisfaction.

Services Revenue

Services revenue consists of fees for consulting and training generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $ 10.5 million or 28% to $27.4 million during 2003 from $37.9 million during 2002.  The decrease in service revenue is a direct result of the near completion of two very large consulting assignments at two large clients that had licensed products in prior periods.  These two clients generated $16 million in service revenue in 2002 compared to

$5 million in 2003.

Deferred Revenue

The balance of deferred revenue decreased $0.8 million to $7.2 million at December 31, 2003 from $8.0 million at December 31, 2002.  The decrease is due to the following:

  Liability for prepaid consulting and support services totaling $1.0 million was released by one U.S. customer.  Therefore, the Company was able to recognize all of the deferred revenue in the third quarter of 2003.  This was a significant decrease to the deferred revenue balance.

  The prepaid software and services totaling $0.5 million by a UK customer in 2002 was released in 2003 after the services were rendered and the software criterion was accepted.  This lowered the deferred revenue balance.

  A few large supported customers, who renewed in December 2003, increased the deferred revenue by $0.3million.

Cost of Revenue

Cost of revenue consists primarily of salaries and commissions paid to employees and third-party expenses principally related to consulting, software maintenance services and training services.  To a lesser extent, cost of revenue includes royalty payments to third parties.  The majority of these costs of revenue are directly related to our support and service revenue.  Total cost of revenue decreased $6.7 million or 20% to $26.0 million during 2003 from $32.7 million during 2002.  Cost of revenue as a percentage of total revenue decreased to 45% during 2003 from 47% during 2002 primarily because the Company licensed a higher proportion of products with low or no associated royalty costs and due to more efficient use of staff in delivering services.  Also contributing to the decrease was that third party consultants were used less, reflective of the lower service revenue base.

Gross Margin

The primary reasons for the increased gross margin on total revenue are improved efficiencies in the support organization and a reduction in third-party royalties through the shift in product mix towards Artemis 7. This was partially offset by a decrease in gross margin on services revenue due to a sharp decline in services revenue in 2003 compared to 2002.  This lowered the utilization rate of internal consultants and reduced the retention of higher-margin external consultants.

Operating Expenses

Selling and marketing expenses

Selling and marketing expenses consist primarily of personnel related costs of our direct sales force and marketing staff and the cost of third party marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses increased $3.4 million or 27% to $15.9 million during 2003, from $12.5 million during 2002.  During 2002, management reduced discretionary selling and marketing expenses in response to forecasts, which predicted that a challenging economy would cause our customers to delay spending on enterprise wide technology deployments.  In the latter portion of 2002 management predicted a gradual recovery in the market for software.  In response to this and to support the introduction of our Portfolio solution products, management increased the Company’s marketing efforts.    In addition, during 2003 the Company realigned its marketing organization. Part of this change included the creation of a new Solutions Marketing Team, which focuses on key vertical markets to help provide more relevant and complete business solutions to customers.  The increase also in part, reflects a change in the classification of key executive salaries and related expenses in accordance with a change in job emphasis from administration to selling and marketing (please also see General and administrative below).

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses increased $0.3 million or 3.6% to $8.2 million during 2003 from $7.9 million during 2002.  This increase is primarily due to increased salaries and small increases in travel expenses as we endeavor to bring our customers further into the product delivery process.  In early 2004, we changed the leadership of our product development organization and consolidated our Product Management, Development and Tier II Support functions under a single structure, Product Operations.  Our restructuring will also include a relocation of our Californian development facility to less costly premises.  The main purposes in our restructuring activity were threefold: (1) to align resources with the strategic goal of unifying and further integrating interrelated products; (2) to add to our development capacity a variable component for adaptation to dynamic conditions; and (3) to bring our development processes closer to our customers, fully committing to a customer-centric model for solutions development.

Specific customer-centric methodological modifications for research and development have continued to include the shortening of internal software development cycles, an iterative planning and testing practice, and movement of the feature prioritization process out of development and closer to customers.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development in 2004 will remain flat except for cost savings resulting from the restructuring activities described above.  Our primary focus for 2004 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

General and administrative

General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions, including executive, legal, accounting, human resources and information systems. General and administrative expenses decreased $4.0 million or 26% to $11.1 million during 2003, from $15.1 million during 2002.

The decrease was primarily due to the following (i) a decrease in insurance fees due to a reduction in coverage,  (ii) a reduction in office space occupied, including the closure of our Exton, Pennsylvania facility in 2002, (iii) the elimination of payments on former OPUS360 lease agreements through expiration or settlement, (iv) the elimination of commitments under long-term phone service contracts due to settlement, (v) a change in the classification of key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vi) the elimination of salaries paid to duplicative OPUS360 personnel who left Artemis in 2002.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000.  These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002. Amortization expense remained substantially the same during 2003 at $4.1 million, from $4.2 million during 2002.

Non-operating (income) expenses, net

Non-operating income/expenses consist of (i) net interest expense, (ii) equity in net losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) other (income) expense and (v) gain on sale of subsidiary and investee.  The Company earned net non-operating income of approximately $0.5 and $0.3 million during 2003 and 2002, respectively.

The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded a net gain of $0.3 million in 2003 compared to a net loss of unconsolidated affiliates of $0.7 million in 2002.

In November 2002, the Company sold its 19.9% interest in Accountor Oy to an unrelated party.  In December 2002, the Company sold its interest in ABC Technologies – France to an unrelated party.  Other income for the year ended December 31, 2002 includes pretax gains of $0.7 million and $0.3 million on the sales of our interests in Accountor Oy and ABC Technologies – France, respectively.

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Total consideration for the sale of SPR was $0.4 million.

Changes in the rate of exchange for British Pound Sterling to United States dollars resulted in foreign exchange income of $0.9 million and $0.5 million in 2003 and 2002, respectively.

Changes in Foreign Exchange Rates

The effect of changes in foreign exchange rates for the year ended December 31, 2003 compared to 2002 was an increase in revenues and a reduction in operating loss of approximately $5.5 million and $0.1 million, respectively.

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.3 million for the year ended December 31, 2003.  The income tax expense on the pre-tax loss of approximately $7.9 million is principally the result of foreign income tax on the Company’s profitable non-US subsidiaries.

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

Deferred Revenue

The balance of deferred revenue increased $2.2 million to $8.0 million at December 31, 2002 from $5.8 million at December 31, 2001.  The increase is due to the following:

1.               In September 2002 the Company announced the signing of a $3 million contract for providing the Artemis Portfolio Director software solution to plan, monitor and control investment projects with eight of the United Kingdom’s Regional Development Agencies.  At December 31, 2002, the Company recorded $1.7 million of deferred revenue related to the contract.

2.               Approximately $0.2 million of the increase is due to changes in foreign currency exchange rates.

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

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the first six months of 2003.  Our primary focus for 2003 was to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

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

  In response to the changes in corporate form brought about by the merger of Opus360 and Legacy Artemis management undertook an analysis of risks surrounding the Company’s business and determined that certain insurance coverage needed to be expanded.  In addition, the Company incurred increased insurance costs as result of change in the underlying insurance markets.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000.  These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002. Amortization expense decreased $14.6 million or 78% to $4.2 million during 2002, from $18.8 million during 2001.  The decrease is due to the reevaluation and write-off, in December 2001, of a portion of the intangible assets arising from the pushdown accounting of Proha’s August 2000 acquisition of Legacy Artemis.

Non-operating (income) expenses, net

Non-operating income/expenses consist of (i) net interest expense, (ii) equity in net losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) other expense and (v) minority interest in the operations of an unconsolidated subsidiary.  The Company earned net non-operating income of approximately $0.3 million during 2002 and incurred net non-operating expense of approximately $3.0 million during 2001.

The decrease in net interest expense to $0.2 million during 2002 from $0.8 million during 2001 was due to a decrease in borrowings under the Company’s line of credit with Foothill Capital Corporation and a decrease in the Company’s note payable to Proha.

The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded a net loss of unconsolidated affiliates $0.7 million for the years 2002 and 2001.

In 2001 approximately $0.4 million of costs, which were previously capitalized in conjunction with the purchase of Legacy Artemis, were determined to be non-deferrable. Accordingly, the costs were recorded as other expense, net. There were no similar costs during 2002.

In November 2002, the Company sold its 19.9% interest in Accountor Oy to an unrelated party.  In December 2002, the Company sold its interest in ABC Technologies – France to an unrelated party.  Other income for the year ended December 31, 2002 includes pretax gains of $0.7 million and $0.3 million on the sales of our interests in Accountor OY and ABC Technologies – France, respectively.  There were no comparable transactions in 2001.

Favorable changes in the rate of exchange for British Pound Sterling to United States dollars increased foreign exchange income to $0.4 million in 2002 compared to a foreign exchange loss of $0.2 million in 2001.

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.5 million for the year ended December 31, 2002.  The income tax expense on the pre-tax loss of approximately $3.5 million is the result of book to tax permanent differences for the amortization of intangible assets acquired in the Proha acquisition of Legacy Artemis.  The valuation allowance for deferred tax assets was reduced by approximately $0.6 million from 2001 to 2002 as a result of a reduction in deferred tax assets, primarily tax net operating loss carryforwards.

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2003 and 2002

At December 31, 2003, we had cash of $2.6 million compared to $7.8 million at December 31, 2002.

Net cash used in operating activities was $4.0 million in 2003 compared to net cash provided by operating activities of $2.1 million in 2002. The net cash used in operating activities in 2003 was primary attributable to the net loss reported for the year of $7.9 million. Operating cash was further reduced by (i) a $0.7 million decrease in deferred revenue, (ii) a non-cash gain of $0.4 million from sales the sale of non-core operations of the Company, the proceeds of which are reported as an investing activity, and (iii) a net decrease in accounts payable, accrued liabilities and other liabilities of $0.3 million. The effects of these items on cash was offset by factors such as (i) non-cash expenses of $5.1 million in depreciation and amortization related to our fixed assets and intangible assets, (ii) and a $1.0 million decrease in trade accounts receivable. Our net loss of $3.9 million in 2002 was the primary component that reduced operating cash flow.  Operating cash was further reduced by (i) the $4.2 million increase in accounts receivable and (ii) a non-cash gain of $1.0 million from sales of our interests in certain affiliates, the proceeds of which are reported as an investing activity.  The effects of these items on cash was offset by factors such as (i) non-cash expenses of $6.2 million in depreciation and amortization related to our fixed assets and intangible assets, (ii) an increase of $3.4 million in deferred revenues and (iii) a net increase in accounts payable, accrued liabilities and other liabilities of $1.4 million.

Net cash used in investing activities was $0.2 million, with capital equipment purchases of approximately $0.5 million being partially offset by proceeds from the divestiture of non-core operations of the Company. Investing activities in 2002 provided cash of approximately $0.2 million.  Our capital equipment purchases were  $1.0 million during 2002 represented cash used in investing activities, offset by $1.1 million in cash proceeds received from the sale of our interests in certain affiliates in 2002.

Net cash used in financing activities consisted of $0.4 million of borrowings against our line of credit, more than offset by principal payments totaling $0.8 million. The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations.  Our financing activities in 2002 provided cash of approximately $0.9 million.  Fundings under our line of credit, net of repayments were $2.4 million during the year ended December 31, 2002.  In addition, we repaid $1.2 million in debt to lenders and $0.3 million on behalf of Proha during year ended December 31, 2002.

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2003 is as follows:

	Year ending December 31,
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(in thousands)
Long-term debt Obligations	$675	$352	$35	$24	$265
Capital Lease Obligations	78	78	—	—	—
Operating Lease Obligations	7,727	3,136	4,553	38	—
Other Long Term Liabilities	2,834	—	—	—	2,834

	$11,314	$3,566	$4,588	$62	$3,099

The Company’s principle sources of liquidity are cash and cash equivalents, as well as expected cash flows from operations and the Company’s line of credit.  Cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003 offset by restructuring actions as described further below.  In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund operations, strengthen its global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to the Company’s stockholders.  The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company.  The Company’s inability to raise capital, if and when needed, could seriously harm the growth of the business and results of operations.

The Company’s near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions.  At December 31, 2003, the Company had unused credit lines including overadvance capabilities of $1.5 million based on the facility with Laurus.

In August 2003, the Company negotiated the aforementioned $5.0 million credit facility with Laurus, the terms of which are considered more favorable to the Company than the Foothill Facility; see the above discussion of this new borrowing arrangement.  In addition to securing a new facility, management has also taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  During 2002, management initiated restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management.  This entailed reducing the work force infrastructure and selling certain non-core assets.  Management believes that cash generated from operations as well as its current credit facilities will be sufficient to support the Company’s liquidity requirements through December 31, 2004, depending on operating results and its short-term financing.

During the first quarter of 2004, and following the change in management, a number of restructuring actions have been taken to further reduce the cost base of the company. The target of those actions is to assure an operating margin breakeven on a moving forward basis from Q2 2004 even if revenue levels remained at 2003 levels.  The target is to rebalance the revenue mix of the company towards higher Software License and Support revenues.

The Company has experienced net losses in each of the three years in the period ended December 31, 2003.  At December 31, 2003, the Company has an accumulated deficit of $83.0 million and its current liabilities exceeded current assets by approximately $10.5 million.  The Company’s independent public accountants have included a going concern paragraph in their audit report on the December 31, 2003 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K 303(a)(4)(ii).

Item 7a.  Qualitative and Quantitative Disclosure About Market Risk

At December 31, 2003, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions.  Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

The Company utilizes lines of credit to fund operational cash needs.  The Company’s outstanding balance under its line of credit at December 31, 2003 was approximately $3.4 million.  The weighted average interest rate for the Company’s lines of credit during 2003 was 5.6%. We do not believe that we have material interest rate risk, however some of our lines of credit have variable interest rates which are based on commonly used bank interest indexes. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position.

We conduct a significant portion of our business in currencies other than the United States dollar.  For the year ended December 31, 2003, approximately 73% of our revenues and approximately 52% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar.  These foreign currencies are primarily Euros, British Pounds, and Japanese Yen.  Changes in the value of major foreign currencies relative to the value of the United States dollar could potentially adversely affect revenues and operating results.  We do not hedge foreign currencies. As a result, we will continue to experience foreign currency exchange gains and losses.

Item 8.  Financial Statements and Supplementary Data

The information required by this item appears in a subsequent section of this Report.  (See Item 15(a)(1) and (2)).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 28, 2003, the Company dismissed its independent accountants, KPMG LLP (“KPMG”), and engaged the services of Squar Milner Reehl & Williamson LLP (“Squar Milner”) as the Company’s new independent accountants for its fiscal year ended December 31, 2002.  Prior to dismissing KPMG and engaging Squar Milner as the Company’s new independent accountants, the Company’s audit committee recommended said action, and it was then approved by the full board of directors.

During the fiscal year ended December 31, 2001, and the subsequent period through January 28, 2003, there were no disagreements between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to KPMG’s satisfaction, would have caused KPMG to make reference to the subject matter of the disagreement in their audit report.

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

The Company believes that there were no reportable events as defined by Item 304(a)(1)(v) of Regulation S-K of the Exchange Act during the year ended December 31, 2001, or the subsequent period through January 28, 2003, except as described below:

The Company requested from KPMG the letter required by Item 304(a)(3) of Regulation S-K of the Exchange Act as to whether KPMG agrees with the statements made above.  The letter dated February 5, 2003 from KPMG (the “KPMG letter”) indicated that KPMG reported to the Company’s Audit Committee during 2002 certain material weaknesses as reflected in said letter.  The KPMG letter specifically stated that the material weaknesses identified did not affect KPMG’s audit report on the financial statements of the Company for 2001.  In a letter commenting on the KPMG letter, the SEC stated that in their opinion the aforementioned material weaknesses that are characterized, as “reportable conditions” are reportable events as contemplated by Regulation S-K of the Exchange Act.  Therefore, on March 19, 2003, the Company filed with the SEC a Current Report on Form 8-K to report the actions taken by the Company to resolve the material weaknesses listed in the KPMG letter.

KPMG subsequently informed management that it would not authorize the Company to include KPMG’s audit report on the Company’s 2001 financial statements in the Company’s annual report on Form 10-K for 2002.  In response, management engaged Squar Milner to ”re-audit” the Company’s December 31, 2001 consolidated financial statements.

While the re-audit by Squar Milner of the Company’s December 31, 2001 consolidated financial statements is now complete, the Company has decided not to file an amendment to its December 31, 2002 Form 10-K as previously disclosed, which would require obtaining the consents of certain predecessor auditors to re-issue their reports.  The Company has chosen not to obtain such consents, and instead, the Company has included all relevant 2001 financial information in this annual report on Form 10-K for the year ended December 31, 2003.  Publishing that information in this report allows us to file expeditiously, make public the most current financial information, and to maximize the Company’s limited staffing and financial resources.

Item 9A.  Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of a date (the “Evaluation Date”) within 90 days prior to filing the Company’s December 31, 2003 Form 10-K.  Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting management to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.  Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information, and such officers have identified no material weaknesses in the Company’s internal controls over financial reporting.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

Limitations on the Effectiveness of Internal Control

The Company’s management, including the CEO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control.  The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate.  Because of the inherent limitations in a cost-effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

Part III

Item 10.         Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of all directors and named executive officers. A summary of the background and experience of each of these individuals is set forth after the table.

NAME	AGE	POSITION	COMMITTEE
Patrick Ternier (1)	48	President and Chief Executive Officer
Robert Stefanovich	39	Executive Vice President and Chief Financial Officer
Charles F. Savoni	46	Senior Vice President, General Counsel and Secretary
Pekka Halonen	42	Director
Ari B. Horowitz (2)	35	Director
Michael Murphy	46	Director	Audit
Olof Odman	60	Director	Audit and Compensation
Pekka Pere	46	Director	Audit
Steven Yager	50	Chairman of the Board of Directors

(1)   Effective January 23, 2004, Patrick Ternier replaced Michael J. Rusert as President and Chief Executive Officer of the Company, who had resigned.

(2)   Mr. Horowitz separated from the Company on April 14, 2003.  He continues to serve on the Board of Directors.

MR. TERNIER was named President and Chief Executive Officer of the Company on January 23, 2004.  He has held several senior management positions within the Company since 1985.  From 1992 to January 2004, Mr. Ternier was a Director for both Artemis International France and Artemis International GmbH.  From 1989 to 1991, he served as the Country Manager for Artemis International France.  From 1985 to 1988, he served as the Sales and Marketing Manager for Artemis International France.  Prior to joining the Company, Mr. Ternier was a Senior Consultant with McDonnell Douglas Information Systems.  Mr. Ternier holds a Master of Science Degree and a Bachelor’s Degree in Economic Science from Ecole Centrale.

MR. STEFANOVICH was appointed as Executive Vice President and Chief Financial Officer of the Company on September 27, 2002.  He has held senior finance positions in both publicly traded and privately held technology companies. Prior to joining Artemis, he held several senior positions, including Chief Financial Officer for a publicly traded medical device company and Vice President for Administration at Science Applications International Corporation, a Fortune 500 company. Mr. Stefanovich was also a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP’s (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA. He holds a Master in Finance/Accounting and Engineering.

MR. SAVONI was appointed as Vice President, General Counsel and Secretary of the Company on March 18, 2002.  He served as Corporate Attorney, Senior Corporate Attorney and Assistant General Counsel for Canon Computer Systems, Inc. (“CCSI”) prior to joining Artemis.  He handled general corporate matters, including license, distribution and marketing agreements, advising on advertising and marketing materials, and counseling on employment law matters. Prior to joining CCSI in 1994, he was an associate for three years with the law firm of Bryan, Cave in Los Angeles.  Mr. Savoni holds a bachelor’s degree from Cornell University, as well as a Master’s degree in Labor and Industrial Relations from Michigan State University. He worked for five years in the Human

Resources department of Hughes Aircraft Company in El Segundo, California, before completing his J.D. at the University of Southern California.

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

MR. HOROWITZ was elected a director of the Company in July 2001.  He served as Executive Vice President, Corporate Development of the Company from July 10, 2001 to April 13, 2003.  He served as Chairman of the Board and Chief Executive Officer from April 1999 until July 2001, and as President from November 1999 to January 2000.  From June 1998 to March 1999, Mr. Horowitz served as a Senior Managing Partner of USWeb/CKS.  From March 1997 to June 1998, he served as President and Chief Financial Officer of Gray Peak Technologies, a network consulting company.  From September 1994 to March 1997, he served as Chief Financial Officer and as Vice President, Finance and Business Development of ICon CMT Corporation.  From July 1992 until September 1994, Mr. Horowitz was a Principal and Director of Finance and Business Development of Conley Corporation, a developer of storage management software.  Mr. Horowitz currently serves as a director of NetVendor Systems, a provider of e-markets for the industrial, electronics and automotive sectors.  He holds a Bachelor of Science degree in economics from the University of Pennsylvania.

MR. MURPHY was elected a director of the Company on March 17, 2003.  Mr. Murphy is currently the CEO of InQuira, Inc.  Prior to joining InQuira, Mr. Murphy served as an executive at Cambridge Technology Partners (“CTP”), where he ran the Western Region. Mr. Murphy later oversaw the sales, marketing, alliances and partner programs. Prior to his tenure at CTP, Mr. Murphy spent 13 years with Hewlett Packard. He holds a B.A. in Management from Loyola Marymount University.

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

MR. YAGER was elected as a director of the Company in July 2001 and was its Chief Executive Officer and President from August 2001 to January 2002.  In January 2002, he became a Vice Chairman of the Board.  On April 14, 2003, Mr. Yager was elected as Chairman of the Board.  Mr. Yager is Group President, Mergers & Acquisitions of Gores Technology Group.  Prior to joining the Company in August 2001, Mr. Yager served for four years as President and CEO of Artemis International Corporation, which combined with OPUS360 Corporation in July 2001 to form Artemis International Solutions Corporation.  Mr. Yager also served as the executive vice president of business development for Medaphis Physician Services Corporation, a $300 million subsidiary of Medaphis Corporation. Mr. Yager has held senior sales management and business development positions with Burroughs Corporation and Versyss Incorporated. Mr. Yager earned a bachelor’s degree in business administration and economics from the University of Michigan.

Audit Committee Financial Expert

Under the definition of “independence” as set forth in NASDAQ Marketplace Rule 4350, the Company does not have a fully independent audit committee.  Since our securities are not currently listed on or with a national securities exchange or national securities association, we are not required to have a fully independent audit committee.  In addition, the Company has not designated an audit committee financial expert; instead, the Company relies on the combined expertise and experience of all the members of the audit committee.  The Company currently is in the process of identifying an independent audit committee financial expert to serve on our audit committee and we expect to finalize this process during 2004.

Code of Ethics

The Company has adopted a Code of Ethics for its “Senior Financial Officers” (the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and others performing similar functions), as well as a Code of Business Conduct and Ethics for all its employees.  The Company shall, without charge, provide to any person, upon request, a copy of its Code of Ethics for Senior Financial Officers.  All such requests should be mailed to: Artemis International Solutions Corporation, 4041 MacArthur Blvd., Suite 206, Newport Beach, CA  92660, Attention: Robert Stefanovich, EVP/CFO.

As required by SEC rules, the Company will report within five business days the nature of any change or waiver of its Code of Ethics for Senior Financial Officers.

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION

SUMMARY OF EXECUTIVE COMPENSATION

The following table sets forth for each of the Company’s last three completed fiscal years, the compensation of the Company’s President and Chief Executive Officer (“CEO”) as of December 31, 2003, and the two most highly compensated executive officers other than the CEO as of the same fiscal year end, (collectively, the “Named Executive Officers”).  As defined by the SEC’s rules, no other person was a “most highly compensated executive officer” of the Company at December 31, 2003 or during the year there ended.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($) (2)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION ($)
Michael J. Rusert,	2003	$283,333	$25,200	*	—	—
Former President and	2002	$256,857	$163,800	*	250,000
Chief Executive Officer (1)	2001	—	—	—	—	—
Robert Stefanovich,	2003	$173,333	$8,820	—	—	—
Executive Vice	2002	$68,095	$36,156	—	20,000	—
President. Chief Financial Officer (3)	2001	—	—	—	—	—
Charles F. Savoni,	2003	$147,833	$5,670	—	—	—
Senior Vice President,	2002	$98,961	$31,378	—	7,000	—
General Counsel, Secretary (4)	2001	—	—	—	—	—

*                 The value of personal benefits provided was less than the minimum amount required to be reported.

(1)          Mr. Rusert was appointed to the position of President and Chief Executive Officer effective January 25, 2002.  He resigned from the Company effective January 16, 2004.

(2)          Includes bonuses accrued in year of service whether paid during year of service or thereafter.

(3)          Mr. Stefanovich became Chief Financial Officer effective on September 27, 2002.

(4)          Mr. Savoni became an executive officer of the Company effective March 18, 2002.

Pursuant to the Separation Agreement and Mutual Release that the Company executed with Mr. Rusert effective January 22, 2004, the Company will:  (i) provide Mr. Rusert with severance payments over twelve (12) months, for a total of $285,000; and (ii) pay on Mr. Rusert’s behalf the automobile lease payments for fifteen (15) months for a total of $19,000.

Pursuant to the Employment Agreement in effect between the Company and Mr. Stefanovich, should Mr. Stefanovich be terminated without cause (or should he otherwise resign for a variety of reasons including but not limited to a change-in-control of the Company), then the Company will provide Mr. Stefanovich with severance payments, including health insurance benefits, over twelve (12) months, for a total of $189,000.  Pursuant to the Employment Agreement currently in effect between the Company and Mr. Savoni, should Mr. Savoni be terminated without cause (or should he otherwise resign for a variety of reasons including but not limited to a change-in-control of the Company), then the Company will provide Mr. Savoni with one lump sum severance payment of $116,000.

SUMMARY OF OPTIONS GRANTS

The Company made no grants of stock options during the fiscal year ended December 31, 2003, to any of the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the year ended December 31, 2003, by each of the Named Executive Officers and the value of in-the-money unexercised options at December 31, 2003.

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($) (1)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS AT FISCAL YEAR END	VALUE OF UNEXERCISED IN-THE MONEY OPTIONS AT FISCAL YEAR END
			EXERCISABLE/UNEXERCISABLE (#)	EXERCISABLE/UNEXERCISABLE ($) (2)

Michael J. Rusert	0	$0.00	124,999/125,001	$16,250/$16,250
Robert Stefanovich	0	$0.00	6,667/13,333	$2,533/$5,067
Charles F. Savoni	0	$0.00	2,334/4,666	$887/$1,773

(1)           Value realized is based on estimated fair market value of Common Stock on the date of exercise minus the exercise price.

(2)           Value is based on estimated fair market value of Common Stock as of December 31, 2003 ($1.63) minus the exercise price.

None of our Named Executive Officers exercised any of their options during 2003.

COMPANY STOCK PRICE PERFORMANCE

The following performance graph assumes an investment of $100 on April 7, 2000, and compares the change to December 31, 2003, in the market prices of the Common Stock with a change to a broad market index (Nasdaq Stock Market – U.S.) and an industry index (Software & Services Index). The Company paid a cash dividend of $140,000 during the nine months ended December 31, 2000 and no dividends thereafter, the performance of the indexes is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated and do not reflect fluctuations between those dates.

COMPARISON OF 45 MONTH CUMULATIVE TOTAL RETURN*

AMONG ARTEMIS INTERNATIONAL SOLUTIONS CORP.,
THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE S & P APPLICATION SOFTWARE INDEX

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth information with respect to beneficial ownership of the Company’s common stock as of March 10, 2004, for (i) each person known by the Company to beneficially own more than 5% of each class; (ii) each director and nominee for director; (iii) each Named Executive Officer; and (iv) all of the Company’s executive officers and directors as a group.  Unless otherwise indicated, the principal address of each of the shareholders below is c/o Artemis International Solutions Corporation, 4041 MacArthur Boulevard, Suite 260, Newport Beach, CA 92660.

NAME OF BENEFICIAL OWNERS	TOTAL AMOUNT OF SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF COMMON STOCK OWNED
Proha Plc (2)
Maapallonkuja 1 A	7,977,062	80%
FIN-02210 Espoo

Directors and Executive Officers
Pekka Halonen	0	*
Ari B. Horowitz (4) (5)	226,738	2.3%
Michael Murphy	0	*
Olof Odman (3) (4) (5)	317	*
Pekka Pere (3) (4) (5)	317	*
Charles F. Savoni (5)	3,267	*
Robert Stefanovich (5)	6,667	*
Steven Yager (3) (4) (5)	40,000	*
All directors and executive officers as a group (8 persons) (6)	277,306

*               Less than 1%

(1)          Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)          Based upon information contained in a Form 13D/A dated November 20, 2001, filed with the SEC by Proha Plc on behalf of itself and related entities, such entities own 7,977,062 shares of common stock.

(3)          This individual also serves on the board of directors for Proha Plc.

(4)          Director disclaims beneficial ownership of 7,977,062 shares held by Proha Plc, except to the extent of his stock holding interests in Proha Plc.

(5)          Includes the number of shares that could be acquired within 60 days of March 10, 2004, pursuant to outstanding stock options, as follows: Mr. Horowitz 226,738 common shares; Mr. Odman, 317 common shares; Mr. Pere 317 common shares; Mr. Yager 40,000 common shares; Mr. Stefanovich 6,667 common shares; Mr. Savoni 3,267 common shares, and of the group 277,306 common shares.

(6)          The shares beneficially owned by Proha Plc (7,977,062) are not included in this total as the respective Directors disclaimed beneficial ownership per footnote (4) above.

The following table provides information about the Company’s common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2003.  See Notes 1 and 15 to the Company’s financial statements attached hereto.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	949,350	$21.22	457,336
Equity compensation plans not approved by shareholders	92,433	$134.25	—
Total	1,041,783	$31.25	457,336

Item 13.         Certain Relationships and Related Transactions

At December 31, 2003 and 2002, the Company had no other receivables due from Proha and in 2001 had $0.2 million due from Proha, which owns approximately 80% of the Company’s outstanding common stock. At December 31, 2003 and 2002, the Company had other payables to Proha of $0.2 million and $0.1 million, respectively.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in all of Artemis Finland’s property and assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of 90 days to provide additional collateral, if necessary, or repay the loan.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  During 2002, Artemis Finland incurred $296,000 in fees for certain business consulting, legal and accounting services provided by Proha. In 2001, Artemis Finland incurred a fee of  $401,000 for management services provided by Proha.

•                  Additionally, Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $332,000,  $278,000 and  $170,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland.  The Service Charge was  $78,000, $79,000 and $95,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $247,000, $340,000 and $242,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $223,000, $326,000 and  $513,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $219,000, $210,000 and $269,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $46,000, $124,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). Artemis Finland has charged  $0, $16,000 and $0 to ProCountor for such software development services for the years ended December 31, 2003, 2002, and 2001, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy during 2003 and charged a fee for use of a web-based travel and expense claims program of $11,000 for the year ended December 2003.

•                  Artemis Finland cooperated with Futura One Oy, a company majority owned by Proha (51%). Artemis Finland has charged  $0, $16,000 and $27,000 to Futura One for software development services for the years ended December 31,

2003, 2002 and 2001, respectively. Artemis Finland has also charged  $2,000 to Futura One for accounting services for the year ended December 31, 2003.

•                  Artemis Finland also cooperated with Softagent Oy which is providing certain programming services to Artemis Finland (“Programming Fee”). The Programming Fee charged to Artemis Finland was  $29,000, $56,000 and  $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Squar, Milner, Reehl & Williamson LLP (“Squar Milner”) for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Squar Milner during such periods:

	For the years ended December 31,
	2003	2002
	(in thousands)
Audit fees	$375	$200
Audit related fees	7	7
Tax fees	48	45
All other fees	31	—

Total fees	$461	$252

The 2001 re-audit was performed by Squar Milner in 2003.  Fees of $175,000 were incurred by the Company for the 2001 re-audit, and are included in the above table for 2003.

Audit related fees relate to the benefit plan audit.  The tax fee relates to the preparation of the Company's tax returns.  All other fees relate to special projects.

The Audit Committee has determined that the provision of services to us, other than audit services, is compatible with Squar Milner maintaining its independence from us.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent auditor as outlined in its Audit Committee charter. Prior to engagement of the independent auditor for each year’s audit, management or the independent auditor submits to the Audit Committee for approval an aggregate request of services expected to be rendered during that year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.  The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent auditor.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           (1) and (2) Documents filed as part of this Report.

1.	Report of Squar, Milner, Reehl & Williamson LLP, Independent Auditors.
2.	Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001.
3.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.
4.	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003.
5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.
6.	Notes to Consolidated Financial Statements.

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1*	Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation.
3.2*	Amended and Restated Bylaws of Artemis International Solutions Corporation was filed as Exhibit 3.1 to the Company’s Form 8-K dated September 13, 2002, and is hereby incorporated by reference.
4.1*	Certificate for Shares.
10.1*	Lease Agreement dated August 10, 1999, between the Company and Samson Associates, LLC as amended.
10.2*	Modification and Extension of Lease dated August 6, 1999, between the Company and Royal Realty Corp.
10.3*	Employment Agreement dated April 1, 1999, between the Company and Ari B. Horowitz.
10.3.1*	Amendment to Employment Agreement of Ari B. Horowitz dated September 2, 1999.
10.3.2	Promissory Note of Ari B. Horowitz. (4)
10.3.3	Second Amendment to Employment Agreement of Ari B. Horowitz dated May 1, 2001. (4)
10.3.4	Third Amendment to Employment Agreement of Ari B. Horowitz dated July 31, 2001. (4)
10.3.5	Fourth Amendment to Employment Agreement of Ari B. Horowitz dated January 10, 2003. (4)
10.5*	Loan and Security Agreement dated May 19, 1999, between Silicon Valley Bank and the Company.
10.6*	Loan and Security Agreement dated August 17, 1999, between Silicon Valley Bank and the Company.
10.7*	Amended and Restated Registration Rights Agreement dated March 16, 2000, among the Company and the Security holders parties thereto.
10.8*	The Company’s 1998 Stock Option Plan.
10.9*	Letter Agreement dated October 15, 1999, between the Company and J.P. Morgan Corporation. (3)
10.10*	Letter Agreement dated November 21, 1999, between the Company and CareerPath.com, Inc. (3)
10.11*	Standard Form of FreeAgent e.office services agreement.
10.12*	Series A Securities Purchase Agreement dated December 24, 1998, among the Company and the signatories thereto.
10.13*	Series B Securities Purchase Agreement dated September 3, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.
10.14*	Agreement and Plan of Merger dated May 27, 1999, among the Company, The Churchill Benefit Corporation, William Bahr and Churchill Acquisition Corp.
10.15*	Agreement and Plan of Merger dated January 30, 2000 among the Company, Opus PM Acquisition Corp., PeopleMover, Inc. and the other parties thereto.
10.16*	Agreement and Plan of Merger dated January 19, 2000 among the Company, Ithority Corporation and the other parties thereto.
10.17*	Asset Purchase Agreement dated as of January 12, 2000 among Brainstorm Interactive, Inc., the Company and the other parties thereto.
10.18*	Escrow Agreement dated as of February 24, 2000 among the Company, Suntrust Bank and James L. Jonassen and Ali Behnam.

10.19*	Escrow and Pledge Agreement dated as of January 19, 2000 among SunTrust Bank, the Company and the other parties thereto.
10.20*	Amended and Restated Employment Agreement dated February 2, 2000, between the Company and Richard S. Miller.
10.20.1	First Amendment to Amended and Restated Employment Agreement, between the Company and Richard Miller dated June 21, 2001. (4)
10.21*	Agreement between The Churchill Benefit Corporation and Automatic Data Processing.
10.22*	Employment Agreement dated February 29, 2000, between the Company and Allen Berger.
10.23*	Strategic Partner Registration Rights Agreement dated February 7, 2000 between the Company and Lucent Technologies Inc.
10.24*	The Company’s 2000 Stock Option Plan.
10.25*	The Company’s 2000 Stock Option Plan for Non-Employee Directors.
10.26*	The Company’s 2000 Employee Stock Purchase Plan.
10.27*	Registration Rights Agreement dated February 24, 2000 between the Company and the PM Security holders.
10.28*	PeopleMover, Inc. 1999 Stock Incentive Plan.
10.29*	Stock Purchase Agreement dated February 28, 2000, between the Company and Dell USA L.P.
10.30*	Form of Strategic Partner Registration Rights Agreement between the Company and Dell USA L.P.
10.33*	Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 by and between the Company and Richard S. Miller.
10.34A	Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000.(4)
10.35*	Pledge Agreement between Company and Richard S. Miller.
10.35A	Amended and Restated Pledge Agreement dated as of November 21, 2000 between Company and Richard S. Miller. (4)
10.36*	Form of Agreement between the Company and the FreeAgent e.office employee.
10.40	Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated June 30, 2000). (1)
10.40.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Jeanne Murphy. (4)
10.41	Employment Agreement dated September 7, 2000 between the Company and Peter Schwartz (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated December 31 2000). (1)
10.41.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Peter Schwartz. (4)
10.44

Employment Agreement dated January 25, 2002, between the Company and Michael J. Rusert  (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).

10.44.1	First Amendment to Employment Agreement between the Company and Michael J. Rusert dated October 1, 2002. (4)
10.44.2	Separation Agreement and Mutual Release between the Company and Michael J. Rusert.
10.45

Employment Agreement dated March 1, 2002, between the Company and Charles F. Savoni. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002.)

10.45.1	First Amendment to Employment Agreement between the Company and Charles Savoni dated October 4, 2002. (4)
10.48	Employment Agreement dated October 9, 2002, between the Company and Robert Stefanovich.(4)
10.48.1	First Amendment to employment agreement dated October 9, 2002 between the Company and Robert Stefanovich
10.49	Secured Convertible Note dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
10.49.1	Amendment No. 1 to Convertible Note dated December 2, 2003 between the Company and Laurus Master Fund.
10.50	Security Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
10.51	Common Stock Purchase Warrant dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
10.52	Registration Rights Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
14.1	Code of Business Conduct and Ethics Policy.
14.2	Code of Ethics For Senior Financial Officers.
24.1	Powers of Attorney (included on signature page).
31.1	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-93185.

(1)                                  Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2001—File No. 000-29793.

(2)                                  Incorporated by reference to Artemis’ Report Form 8-K filed August 21, 2003—File No. 000-29793.

(3)                                  We have been granted confidential treatment of certain provisions of this exhibit pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the SEC.

(4)                                  Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31,

2002—File No. 000-29793.

(b)                                  Reports on Form 8-K filed in fourth quarter of 2003:

On November 13, 2003, the Company filed a Current Report on Form 8-K pursuant to Item 12 regarding the press release relating to the financial results for the quarter ended September 30, 2003.

(c)                                  Exhibits—The response to this portion of Item 15 is submitted as a separate section of this report

(d)                                  Financial Statement Schedules

The financial statement schedules required by Item 8 and Item 15 are not included herein because they are either not applicable, not material, or the information required by such schedules is included elsewhere in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

/s/ Patrick Ternier
Patrick Ternier,
Chief Executive Officer
Date: March 30, 2004

Each person whose signature appears below hereby constitutes and appoints Patrick Ternier and Robert, S. Stefanovich the lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date:	March 30, 2004	/s/ Patrick Ternier
Patrick Ternier, President and Chief Executive Officer (principal executive officer)

Date:	March 30, 2004	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Executive Vice President and Chief Financial Officer (principal accounting officer)

Date:	March 30, 2004	/s/ Steve Yager
Steve Yager, Chairman of the Board

Date:	March 30, 2004	/s/ Michael Murphy
Michael Murphy, Director

Date:	March 30, 2004	/s/ Pekka Halonen
Pekka Halonen, Director

Date:	March 30, 2004	/s/ Ari B. Horowitz
Ari B. Horowitz, Director

Date:	March 30, 2004	/s/ Olof Odman
Olof Odman, Director

Date:	March 30, 2004	/s/ Pekka Pere
Pekka Pere, Director

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

Artemis International Solutions Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Artemis International Solutions Corporation and Subsidiaries (the “Company”) as of December 31, 2003, 2002, and 2001 and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003, 2002, and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has negative working capital of approximately $10.5 million and an accumulated deficit of approximately $83.0 million at December 31, 2003, and experienced negative operating cash flow for fiscal 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 2, 2004

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002	2001
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash	$2,593	$7,766	$5,081
Trade accounts receivable, net of allowance for doubtful accounts of approximately $299 at December 31, 2003, $296 at December 31, 2002 and $223 at December 31, 2001	13,628	14,593	11,465
Other accounts receivable	839	320	952
Prepaid expenses	1,123	1,351	2,404
Other current assets	694	1,647	392
Total current assets	18,877	25,677	20,294

Property and equipment, net of accumulated depreciation and amortization of $7,775, $7,197 and $5,194 at December 31, 2003, 2002 and 2001, respectively	1,192	1,588	2,725
Intangible assets, net of accumulated amortization of $8,235, $4118 and zero at December 31, 2003, 2002 and 2001, respectively.	6,520	10,637	14,755
Investment in affiliates and other assets	2,471	1,103	796
Total assets	$29,060	$39,005	$38,570

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$5,024	$4,468	$5,292
Accrued liabilities	5,222	6,925	5,954
Accrued payroll and related taxes	6,682	6,838	6,678
Deferred revenue	7,227	7,974	5,848
Line of credit, net	3,386	3,486	1,062
Current portion of long-term debt	352	950	1,245
Total current liabilities	27,893	30,641	26,079

Accrued pension and other liabilities	2,834	1,549	989
Deferred taxes	480	800	547
Long-term debt, less current portion	324	235	1,373
Total liabilities	31,531	33,225	28,988

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,965,018, 9,964,767 and 9,964,767 shares issued and outstanding for 2003, 2002 and 2001, respectively.	10	10	10
Additional paid-in capital	81,070	80,833	80,187
Accumulated deficit	(82,991)	(75,100)	(71,152)
Accumulated other comprehensive income (loss)	(560)	37	537
Total stockholders’ (deficit) equity	(2,471)	5,780	9,582
Total liabilities and stockholders’ (deficit) equity	$29,060	$39,005	$38,570

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)

Revenue:
Software	$13,286	$15,070	$15,105
Support	16,568	15,690	15,512
Services	27,437	37,904	37,029
	57,291	68,664	67,646
Cost of revenue:
Software	677	1,734	2,522
Support	5,102	6,389	6,705
Services	20,250	24,587	23,870
	26,029	32,710	33,097

Gross margin	31,262	35,954	34,549

Operating expenses:
Selling and marketing	15,942	12,544	16,782
Research and development	8,152	7,868	9,894
General and administrative	11,142	15,171	10,879
Amortization expense	4,118	4,117	18,832
Impairment charge	—	—	43,430
Management fees	—	—	806
Acquisition costs	—	—	409
	39,354	39,700	101,032

Operating (loss)	(8,092)	(3,746)	(66,483)

Interest expense, net	192	194	826
Equity in net (gain) loss of unconsolidated affiliates	(260)	650	734
Gain on sale of subsidiaries and investee	(393)	(977)	—
Other (income) expense, net	669	237	1,308
Foreign exchange (gain) loss	(708)	(382)	178
	(500)	(278)	3,046

Loss before income taxes and minority interest	(7,592)	(3,468)	(69,529)

Income tax expense (benefit)	299	480	(9,670)

Loss before minority interest	(7,891)	(3,948)	(59,859)

Minority interest in net losses of unconsolidated subsidiary	—	—	95

Net (loss)	$(7,891)	$(3,948)	$(59,764)

Loss per common share:
Basic	$(0.79)	$(0.40)	$(6.78)
Diluted	$(0.79)	$(0.40)	$(6.78)

Weighted average common shares used in computing loss per common share
Basic	9,965	9,965	8,816
Diluted	9,965	9,965	8,816

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

For the Period January 1, 2000 to December 31, 2003

	Common Stock Shares	Amount	Investment in Stock of Parent Company	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	(in thousands)
Balance January 1, 2000	7,977	$8	$(2,783)	$74,570	$(11,388)	$498	$60,905
Cancellation of stock in Proha	—	—	2,783	(2,783)	—	—	—
Capital contributions-Proha	—	—	—	425	—	—	425
Shares of Opus360 outstanding prior to reverse acquisition deemed acquired	1,988	2	—	7,975	—	—	7,977
Net loss	—	—	—	—	(59,764)	—	(59,764)
Foreign currency translation adjustment	—	—	—	—	—	39	39
Comprehensive loss	—	—	—	—	—	—	(59,725)
Balance December 31, 2001	9,965	10	—	80,187	(71,152)	537	9,582
Net loss	—	—	—	—	(3,948)	—	(3,948)
Foreign currency translation adjustment	—	—	—	—	—	(500)	(500)
Comprehensive loss	—	—	—	—	—	—	(4,448)
Adjustment related to the reverse acquisition of Opus 360	—	—	—	646	—	—	646
Balance December 31, 2002	9,965	10	—	80,833	(75,100)	37	5,780
Net loss	—	—	—	—	(7,891)	—	(7,891)
Foreign currency translation adjustment	—	—	—	—	—	(597)	(597)
Comprehensive loss	—	—	—	—	—	—	(8,488)
Warrants issued	—	—	—	237	—	—	237
Balance December 31, 2003	9,965	$10	$—	$81,070	$(82,991)	$(560)	$(2,471)

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Cash flow from operating activities:
Net (loss)	$(7,891)	$(3,948)	$(59,764)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	5,077	6,213	22,380
Minority interest	—	—	(95)
Equity in net loss (gain) of unconsolidated affiliate	(260)	650	734
Gains on sale of subsidiaries and investee	(393)	(977)	—
Deferred income taxes and other	—	—	(10,371)
Loss on impaired assets	—	—	43,430
Disposition of assets	(91)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	965	(3,128)	7,095
(Increase) in prepaid expenses and other assets	(342)	(245)	(2,127)
Increase (decrease) in deferred revenues	(747)	2,127	(4,402)
Increase (decrease) in accounts payable, and other liabilities	(338)	1,388	(5,615)
Net cash provided by (used in) operating activities	(4,020)	2,080	(8,735)

Cash flow from investing activities:
Capital expenditures, net	(473)	(959)	(841)
Proceeds from sale of subsidiaries and investee	289	1,121	—
Cash provided by former parent contribution of subsidiaries	—	—	1,048
Cash provided from acquisitions	—	—	14,535
Net cash provided by (used in) investing activities	(184)	162	14,742

Cash flow from financing activities:
Net borrowings on lines of credit	403	2,424	2,747
Payments of debt and capital leases	(775)	(1,481)	(6,332)
Net cash provided by (used in) financing activities	(372)	943	(3,585)

Effect of exchange rate changes on cash	(597)	(500)	(542)

Net (decrease) increase in cash	(5,173)	2,685	1,880

Cash at the beginning of the year	7,766	5,081	3,201

Cash at the end of the year	$2,593	$7,766	$5,081

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

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Artemis International Solutions Corporation and Subsidiaries, (“Artemis” or the “Company”) is a provider of enterprise-based portfolio, project and resource management software solutions.  Artemis’ solutions consist of scalable client/server and Web-based applications, and are supported by consulting services and an international distribution network of 50 offices in 47 countries. Artemis services key vertical markets such as (i) Aerospace and Defense, (ii) Energy and Telecom, (iii) Pharmaceuticals, (iv) Government, (v) Financial Services (vi) Automotive and (vii) High Technology.

As used herein:

•                  “Opus360” refers to Opus360 Corporation prior to the closing of certain share exchange transactions described below.  Opus360 Corporation was incorporated on August 17, 1998 under the laws of the State of Delaware to provide an integrated web-based service to streamline the procurement and management of professional services.

•                  “Legacy Artemis” refers to Artemis Acquisition Corporation, a Delaware corporation and the parent corporation of the Artemis business organization.  Prior to certain share exchange transactions described below, Legacy Artemis was a wholly owned subsidiary of Proha Plc (“Proha”), a Finnish corporation. Legacy Artemis was a developer and supplier of comprehensive, project and resource collaboration application software products and consulting services.  Proha acquired Legacy Artemis on August 24, 2000, and subsequently contributed its interests in the entities listed in the table below to Legacy Artemis (the “Contributed Businesses”).

•                  In November 2001 the Company changed its name to “Artemis International Solutions Corporation”, which refers to Opus360 Corporation after the closing of certain share exchange transactions described below.

On August 24, 2000 Proha purchased all of the outstanding common stock of Legacy Artemis. The purchase was structured as a share exchange whereby Proha issued shares of its publicly traded (Helsinki Exchange) common stock to Legacy Artemis’ equity holders in exchange for all of Legacy Artemis’ common stock. The purchase price was $50 million, less post-closing adjustments of approximately $6 million. The purchase price adjustments were determined subsequent to the effective date of the transaction, and as a result, Legacy Artemis’ former shareholders were required to contribute to Legacy Artemis $6 million of the Proha stock. These contributions have been recorded on a net of tax basis, as additional paid-in capital and as an offsetting reduction in stockholders’ equity, similar to treasury stock, as an investment in the stock of the parent company. Subsequent to the receipt of the Proha shares, Legacy Artemis sold a portion of these shares, resulting in a gain of $518,000, net of taxes of $304,000, which has been recorded as additional paid-in capital. At December 31, 2000, the Company held 392,036 shares of Proha, recorded at $2,783,000, net of deferred income taxes of $1,634,000.  In 2001, Proha cancelled these shares, which was treated as a reduction of additional paid in capital.

As a result of the transaction described in the preceding paragraph, Legacy Artemis recorded goodwill of approximately $30.7 million with a corresponding increase in additional paid-in capital. Legacy Artemis also recorded approximately $32.3 million of identifiable intangible assets and $2.3 million of in-process research and development (“R&D”) expense.  The aforementioned intangible assets were pushed down to the financial statements of Legacy Artemis, with a corresponding increase of additional paid-in capital.  The in-process R&D expense recorded during the nine months ended December 31, 2000 resulted from an allocation of purchase price to the two projects under development by the Company in August 2000; such projects were not considered to have reached technological feasibility at that date.  Such R&D expense was also pushed down to the financial statements of Legacy Artemis.  As a result of the contribution by Proha to the Company of Proha’s interest in several foreign companies, goodwill and identifiable intangible assets of approximately $10.2 million and $7.7 million, respectively, were also recorded during the nine months ended December 31, 2000.

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

The Proha/Opus 360 Share Exchange Transactions

In April 2001, Opus360 and Proha entered into a share exchange agreement (“the Share Exchange Agreement”) pursuant to which, upon completion of the transactions contemplated under such agreement (“the Share Exchange Transactions’’), Opus360 exchanged 80% of its post-transaction outstanding common stock for all of the capital stock of Legacy Artemis, and 19.9% of two Finnish subsidiaries of Proha, Accountor OY (see Note 2) and Intellisoft OY.  As a result of the Share Exchange Transactions, Proha owns 80% of the outstanding common stock of Artemis.

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

In connection with the Share Exchange Agreement, Proha entered into two voting agreements, one with Ari B. Horowitz, (cofounder of Opus360 and member of the Artemis Board of Directors), and one with Opus360.  Pursuant to these agreements, Ari B. Horowitz agreed among other things to cause all of his 133,000 shares of Opus360 common stock to be voted in favor of the second closing.  Also, Proha agreed among other things to cause all of its 3.0 million shares of Opus360’s common stock to be voted in favor of the second closing.

As a result of the above voting agreements, there were commitments to vote in favor of the second closing representing approximately 62% of the outstanding common stock.  Accordingly, the transaction was not treated as a step acquisition since Proha obtained a majority controlling and voting interest upon consummation of the first closing.

On July 31, 2001, Opus360 consummated the first phase of the transaction contemplated by the Share Exchange Agreement.  In connection with this Agreement, Opus360 acquired all of the capital stock of Legacy Artemis, in exchange for approximately 3.0 million shares of Opus360’s restricted common stock.  As a result of this exchange, Proha obtained a controlling ownership and management interest in Opus360.  Accordingly, the transaction was accounted for as a reverse acquisition with Legacy Artemis treated as the accounting acquirer and accounted for under the purchase method of accounting in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations.  The second closing was completed November 20, 2001 by Opus360’s filing of a definitive proxy statement with the Securities and Exchange Commission (“SEC”) containing the required disclosures and financial information of the combined and consolidated companies.  At the second closing, Opus360 delivered approximately 5.0 million additional shares of its restricted common stock in return for the delivery by Proha of 19.9% of the outstanding shares of the two Proha subsidiaries. Upon completion of the second closing, Proha owned approximately 80% of the post-transaction outstanding common stock of the Company.

All information regarding equity instruments and related per share amounts has been restated within this annual report to reflect the effects of the reverse merger transaction described above.

Basis of Presentation

Accounting principles generally accepted in the United States of America (“GAAP”) require in certain circumstances that a company whose shareholders retain the majority voting interest, governing body and senior management in the combined business to be treated as the acquiror for financial reporting purposes. As a result of the Share Exchange Transactions, Proha, the former shareholder of Legacy Artemis, holds a majority interest in the Company, governing body and senior management in the combined Company.  Accordingly, for accounting purposes the transaction has been treated as a reverse acquisition in which Legacy Artemis is deemed to have purchased Opus360, although Opus360 (which changed its name to Artemis International Solutions Corporation on November 20, 2001) remains the legal parent company and the registrant for SEC reporting purposes.

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

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.  The Company has experienced net losses in each of the three years in the period ended December 31, 2003.  At December 31, 2003, the Company has an accumulated deficit of $83.0 million and its current liabilities exceeded current assets by approximately $10.5 million.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2003 is as follows:

	Year ending December 31,
	2004	2005	2006	2007	2008- thereafter	Total
	(in thousands)
Long-term debt	$352	$19	$8	$8	$289	$676
Obligations under non-cancellable operating leases	3,136	2,783	1,611	158	38	7,727
	$3,488	$2,803	$1,620	$165	$327	$8,403

Other cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003.  In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund our operations or potential acquisitions, if any. The Company currently has no plans to affect any other offerings. The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all, and any new financings or other arrangements could place operating or other restrictions on the Company.  The Company’s inability to raise capital when needed could seriously harm the growth of the business and adversely affect future results of operations.

The Company’s near and long-term operating strategies focus on promoting its new and existing software and services to increase its revenue and cash flow while better positioning the Company to compete under current market conditions At December 31, 2003, the Company had unused credit lines and overadvances of $1.1 million.  The Company generated negative operating cash flow for the quarter and year ended December 31, 2003.

Effective June 30, 2003 the Company paid off its Note Payable and $2.0 million Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill and obtained a bridge loan of $3.5 million from Proha to cover short-term cash needs until the Company was able to enter into a new asset-based lending facility.  In August of 2003, the Company negotiated a new $5.0 million credit facility, the terms of which are considered more favorable to the Company than the Foothill Facility; see Note 19 for a detailed discussion of the terms of this new borrowing arrangement.  In addition to securing a new facility, management has also taken some immediate steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  During 2002, management initiated restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management.  This entailed reducing the work force and selling certain non-core assets.  Further restructuring activities are expected to focus on increasing efficiencies within the Company’s global infrastructure.  The Company may also seek additional capital resources to fund strategic initiatives and further strengthen its global presence.  Such additional equity financing may be dilutive to the Company’s stockholders.  The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  Management believes that cash generated from operations as well as its current credit facilities will be sufficient to support the Company’s liquidity requirements through December 31, 2004, depending on operating results and the level of acceptance of its products, its costs and its short-term financing.

The Company’s independent public accountants have included a going concern paragraph in their report on the December 31, 2003 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Reverse Stock Split

On February 7, 2003, the Company effected a one for twenty-five reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the reverse stock split, except for certain disclosures relating to Proha/Opus 360 Share Exchange Transactions discussed above.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of deferred tax assets, allowance for uncollectible accounts receivable, revenue recognition, valuation and useful economic lives of intangible assets, accrued pension liabilities and certain other liabilities.

Revenue Recognition

The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition, which supersedes SOP 91-1, Software Revenue Recognition, as well as SOP, 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4.  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative estimated fair market value of each of the elements. The estimated fair value of an element must be based on vendor-specific objective evidence (“VSOE”). Software license revenue allocated to a software product is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products which do not require significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period.  If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Cost of Revenues

Cost of software revenue primarily reflects the manufacture expense and royalties to third party developers, which are recognized upon delivery of the product or in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Cost of support includes (i) sales commissions and salaries paid to employees who provide first and second level support to clients and (ii) fees paid to consultants, which are recognized as the services are performed.  Sales commissions are expensed as incurred.  The costs incurred for implementation, customer support and training of the Company’s clients using internal or external resources are recorded as cost of services revenue when the services are performed.

Software Development Costs

The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software products has been established, computer software development costs are capitalized and reported at the lower of amortized cost or estimated net realizable value. When a product is ready for general release, its capitalized costs are amortized using the straight-line method of amortization over a period not to exceed three years. Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release have not been material. Accordingly, during the years ended December 31, 2003, 2002 and 2001 no software costs have been capitalized.

Allowance for Doubtful Accounts Receivable

We establish our allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  Depreciation and amortization are calculated using the straight-line method over the shorter of the estimated useful lives of the related assets, generally ranging from three to five years, or the remaining lease term when applicable.  Gains and losses on disposals are included in results of operations at amounts equal to the difference between the book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are expensed as incurred.

Intangible Assets

Intangible assets at December 31, 2003 consist of acquired customer bases and current core technology. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase.   The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful lives of the assets, which is 42 months from January 1, 2002.  Management believes that the straight-line method is appropriate for the Company’s customer list, given the caliber and nature of its customer relationships.  Substantially all intangible assets remaining at December 31, 2003 will be fully amortized by July 2005, assuming no impairment adjustments or future changes in their estimated useful lives.

Intangible assets are reviewed at least annually for impairment to ensure they are appropriately valued.  Conditions that may indicate an impairment issue exists include an economic downturn or a change in the assessment of future operations.  Where applicable, an appropriate interest rate is utilized, based on appropriate economic factors, risk and cost of capital.

For additional information, see the discussion of SFAS No. 144 in “Impairment of Long-Lived Assets” immediately below.

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

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present.  In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell.  During the year ended December 31, 2001, the Company recorded impairment charges of approximately $43 million.  No such impairment charges were recorded during the years ended December 31, 2003 or December 31, 2002.  (See Note 5).

Translation of Foreign Currencies

Artemis uses the U.S. dollar as it functional currency.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS 52, Foreign Currency Translation, translation adjustments are included as a component of stockholders’ equity/deficit. The Company recorded a foreign exchange loss of $0.2 million, a foreign exchange gain of $0.4 million and a foreign exchange loss of $0.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

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

Valuation of Deferred Tax Assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Stock-Based Employee Compensation

The Company has several stock-based employee compensation plans, which are described more fully in Note 15.  The Company accounts for those plans under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in the accompanying statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  For disclosure purposes only, the fair value of all stock options granted to employees is estimated using the Black-Scholes option-pricing model

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation for all of its stock-based employee compensation plans.

	For the years ended December 31,
	2003	2002	2001
	(in thousands, except per share data)

Net loss as reported	$(7,891)	$(3,948)	$(59,764)
Less: Total stock-based employee compensation expense determined under Black-Scholes pricing model	(5,207)	(5,660)	(3,298)
Pro forma net loss	$(13,098)	$(9,608)	$(63,062)

Basic and diluted loss per common share
As reported	$(0.79)	$(0.40)	$(6.78)
Pro forma	$(1.31)	$(0.96)	$(7.15)

The Company did not grant any stock options to its employees in 2003. The 2003 column of the above table reflects employee stock options which were granted in prior years and vested during the year ended December 31, 2003.

The following weighted average assumptions were used in the table above:

	For the years ended December 31
	2002	2001
Annual dividends	zero	zero
Expected volatility	180%	65%
Risk free interest rate	4.5%	4.5%
Expected life	5 years	5 years

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

Comprehensive Income/Loss

The Company reports comprehensive income/loss in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income/loss and its components.  SFAS No. 130 requires unrealized holding gains and losses, net of related tax effects, on available for sale securities to be included in comprehensive income/loss until realized.  Translation gains or losses are also included in comprehensive income/loss in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

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

Significant Recent Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002.  The Company is complying with SFAS No. 146.

SFAS No. 147 relates exclusively to certain financial institutions, and thus does not apply to the Company.

In November 2002, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the estimated fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements became applicable in 2002.  The Company is complying with the disclosure requirements of FIN No. 45.  The other requirements of this pronouncement did not materially affect the Company’s consolidated financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and is effective for fiscal years ending after December 15, 2002.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this pronouncement amends the disclosure requirements of SFAS 123 to require more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company is complying with the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities (“SPEs”): the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004.  Management has determined that the Company does not have any SPEs (as defined), and is presently evaluating the other potential effects of FIN No. 46 (as amended) on its consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on the aforementioned effective dates.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The Company is presently evaluating the effect of SFAS No. 132-R on its annual and interim-period financial statement disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.  Acquisitions and Divestitures

Proha/Legacy Artemis/Merger

Goodwill of $30.7 million resulting from the acquisition of Legacy Artemis by Proha on August 24, 2000 was pushed down to the financial statements of Legacy Artemis, with a corresponding increase in additional paid-in capital.  This goodwill represented the excess of the purchase price paid over the estimated fair value of tangible and identifiable intangible net assets acquired in business combinations. Identifiable intangible assets of $32.3 million resulting from the acquisition of the Company by Proha on August 24, 2000 were also pushed down to Legacy Artemis, with an offsetting increase in additional paid-in capital.  Goodwill and intangible assets of $10.2 million and $7.7 million, respectively, were recorded during the nine months ended December 31, 2000 as a result of the contribution by Proha to the Company of Proha’s interests in Projektihallinto Proha Oy, Enterprise Management Systems Sarl, Artemis International S.p.A., Solutions International SA, Artemis International Gmbh and Artemis International Sarl.

At the date the Company was acquired by Proha, the Company had two projects in development: Release 5 of the Company’s Views product line and Portfolio Director. Neither of these projects was considered to have reached technological feasibility at the acquisition date.  Approximately $2.3 million of the purchase price consisted of in-process research and development existing at August 24, 2000, which was pushed down to Legacy Artemis financial statements and recorded as research and development expense for the nine months ended December 31, 2000.

Opus 360/Proha Merger

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

The purchase price was determined using 80% of the market value (market capitalization) of Opus360’s interest in the post-merger combined entity, based on the five day average closing share price of the Opus 360 common stock for the two days prior to, the day of, and the two days subsequent to the announcement and approval of the transaction, April 11, 2001.  The assets acquired and liabilities assumed from Opus360, as the acquired entity, were recorded at their estimated fair values at July 31, 2001.

The excess of the estimated fair values of the identifiable net assets over the purchase price was treated as negative goodwill, which was applied to reduce the value assigned to certain non-current assets.

Purchase Price Allocation
(in thousands, except per share data)
Outstanding shares prior to Share Exchange Transactions	1,994
Average closing price per share	$5.00
Market value	9,971
Percentage of shares issued to acquirer	80%
Market value issued to acquiror per Share Exchange Agreement	$7,977

Estimated fair value of net assets acquired	$19,224
Less market value issued to acquiror per Share Exchange Agreement	(7,977)
Excess of estimated fair value of net assets acquired over market value	11,247
Less acquisition costs	(747)
Negative goodwill allocated	$10,500

In the opinion of management, the book value of liabilities and current assets acquired at July 31, 2001 represents estimated fair value as they are generally liquid in nature.  The July 31, 2001 book value of purchased software approximates fair value because it was acquired from an unrelated party in May 2001.  The July 31, 2001 estimated fair value of capitalized software (relating to completed technology) and other noncurrent assets was based on an independent valuation   The third-party valuation firm also provided an opinion on the estimated fair value of the restricted common stock issued by Opus360; such value was used to measure the purchase price in the Share Exchange Transactions.  Estimated fair value of net assets acquired principally consisted of the following:

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

Pro forma information

The following unaudited pro forma condensed financial data combine the historical combined and consolidated statements of operations of Legacy Artemis and Opus360, giving effect to the Share Exchange Transactions using the purchase method of accounting. The historical statements of operations for Legacy Artemis and Opus360 have been adjusted to conform the pro-forma financial statement presentation of the combined companies. The pro forma combined condensed financial data for the years ended December 31, 2001 and 2000 reflect the transaction as if it had occurred on January 1, 2000.

	Year ended December 31,
	2001	2000
	(In thousands, except per share data) (unaudited)
Condensed combined statement of operations data:
Revenues	$69,372	$77,858
Net loss	(80,956)	(71,905)
Basic and diluted loss per common share	$(0.32)	$(0.29)

Sale of Accountor Oy

In November 2002, the Company sold its 19.9% interest in Accountor Oy to Pretax Ltd, an unrelated party.  Under the terms of the sale, the Company’s gross proceeds were $0.8 million less transaction costs and purchase commitments (net of reimbursements) of approximately $0.1 million.  The Company’s investment in Accountor Oy was carried at less than $0.1 million at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.7 million on the sale of Accountor Oy.  During 2003, subsequent events occurred that caused adjustments to the purchase price, as provided in the original agreements.  The result is the Company’s other income for the year ended December 31, 2003 includes a reduction to the 2002 pretax gain of $0.1 million on the sale of Accountor Oy.  The final pretax gain on the sale of Accountor Oy is $0.6 million.

Sale of ABC Technologies- France

In December 2002, the Company sold its interest in ABC Technologies – France to an unrelated party.  Under the terms of the sale, the Company collected proceeds of approximately $0.3 million in 2003. Based in Paris, France, ABC Technologies - France was managed by Artemis’ French subsidiary.  The Company’s investment in ABC Technologies was carried at approximately zero at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.3 million on the sale of ABC Technologies - France.  Based on achieving certain milestones, an additional $0.1 million of contingent consideration was recorded during the year ended December 31, 2003.

Sale of Assets of Software Productivity Research

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Cash consideration received for the sale of SPR was $0.3 million.  In addition the buyer assumed certain SPR liabilities.

Note 3. Trade Accounts Receivable

At December 31, 2003, 2002 and 2001, the breakdown of trade accounts receivable was as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Americas	$1,938	$3,354	$1,633
EMEA	10,101	9,477	7,557
Japan	1,383	1,483	1,884
Asia	206	279	391
Total trade receivables, net	$13,628	$14,593	$11,465

Changes in the allowance for doubtful accounts receivable were as follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Beginning balance	$(296)	$(223)	$(138)
Provision for doubtful accounts receivable	(79)	(157)	(140)
Write-offs	76	84	55

Ending balance	$(299)	$(296)	$(223)

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002	2001
	(in thousands)
Computer hardware	$5,402	$5,968	$5,452
Computer software	1,615	1,442	1,598
Leasehold improvements	336	341	354
Furniture and fixtures	1,255	964	409
Other	359	70	108
	8,967	8,785	7,921
Less accumulated depreciation and amortization	(7,775)	(7,197)	(5,194)
Total	$1,192	$1,588	$2,725

Note 5. Intangible Assets

Identifiable intangible assets consist of the following:

	December 31,
	2003	2002	2001
	(in thousands)
Customer base	$9,163	$9,163	$9,163
Current technologies	5,592	5,592	5,592
	14,755	14,755	14,755
Less accumulated amortization	(8,235)	(4,118)	—
Total	$6,520	$10,637	$14,755

Intangible assets are amortized on a straight-line basis over their expected useful lives of forty two months. During the fourth quarter of 2001, the Company evaluated the carrying values of its goodwill and identifiable intangible assets.  An impairment charge of  $43.4 million was recorded in the year ended December 31, 2001.  Specifically, the significant decline in business activity generally and in software license revenues following the terrorist attacks on New York City and Washington, DC, as well as the Company’s fourth quarter operating and cash flow losses, required an adjustment to the carrying value of long-lived assets.  Using discounted cash flow projections of expected returns from these assets, the Company determined that the carrying value of its goodwill and identifiable intangible assets should be reduced to approximately $14.8 million.  During the years ended December 31, 2003, 2002 and 2001 approximately $4.1 million, $4.1 million, and $18.8 million, respectively, of goodwill and intangible assets was amortized.  Amortization expense incurred in 2001 was prior to the aforementioned impairment of intangible assets in December 2001.  Effective January 1, 2002, the Company established a new cost basis for its intangible assets in accordance with SFAS No. 144, and began amortization of such assets over management’s new estimated useful economic life of forty-two months.  Accordingly, the pre- January 1, 2002 accumulated amortization has been excluded from the table in the preceding paragraph.

The Company’s proprietary products are not protected by patents.  However, to protect the Company’s intellectual property rights, the Company licenses its software products and requires its customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer the software to other users.  Additionally, the Company seeks to avoid disclosure of its trade secrets through a number of means, including, but not limited to, requiring those persons with access to the Company’s proprietary information to execute confidentiality agreements with the Company and restricting access to the Company’s source code.  In addition, the Company protects its software, documentation, templates and other written materials under trademark, trade secret and copyright laws.  Even with all of these efforts, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology.  If, in the future, litigation is necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, operating results and/or financial condition.  As a result, ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under the various intellectual property laws as described above.  In addition, the laws of certain countries in which the Company’s products are or may be licensed may not protect the Company’s products and intellectual property rights to the same extent as laws of the United States.

The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties.

 Note 6. Debt

In June 2003, the Company paid off its Note Payable and line of credit with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying Loan and Security Agreement with Foothill.  At December 31, 2003 and 2002, the note payable to Foothill was zero and $0.7 million, respectively.

In August 2003, the Company agreed to issue a convertible note to Laurus Master Fund, Ltd. (“Laurus”) who has extended a revolving line of credit for up to $5 million (the “Laurus Note”) to the Company.  At December 31, 2003, the Laurus Note bore interest at a rate of 5%.  The Laurus Note has a three-year renewable term.  Borrowings under the Laurus Note are secured by an interest in the Company’s US and United Kingdom eligible accounts receivable, equipment, general intangibles (excluding intellectual property rights), inventories, negotiable collateral, and any other assets that come into the possession of the Company. Borrowings under the line of credit are subject to maintenance of certain covenants including minimum current ratio, tangible net worth, trailing twelve month Earnings Before Interest, Taxes, Depreciation and Amortization, coverage of interest and principal payments and capital expenditure limitations.

See Note 19 for additional information regarding the Laurus Note.

Interest paid for the year ended 2003, 2002 and 2001 was approximately $0.1 million, $0.2 million and $0.8 million, respectively.

	December 31,
	2003	2002	2001
	(in thousands)

Liability to Foothill Capital Corporation.	$—	$683	$1,766

Note payable to Proha. Interest rate of 4% annually which is payable on demand.	177	130	423

Finland government installment loans, average effective interest rate of 2.3%, 3.6% and 4.2% for 2003, 2002 and 2001, respectively, payable through September 25, 2006.	324	245	161

Bank Societe Generale term loan due through December 31, 2003, average effective interest rate of 4.0% for 2002 and 4.3% for 2001.	—	127	173

Other long-term liabilities	175	—	95
	$676	$1,185	$2,618
Less current portion of long term debt	(352)	(950)	(1,245)
Long term debt, less current portion	$324	$235	$1,373

Note 7. Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $3.9 million, $4.2 million and $3.2 million, respectively.

Future minimum rental commitments for the above operating leases are as follows:

Year ending December 31,	(in thousands)
2004	$3,136
2005	2,783
2006	1,611
2007	158
2008 & Thereafter	38
Total	$7,727

Subsequent to year-end, the Company announced the replacement of its CEO and president. The Company is currently engaged in additional restructuring activities to reduce the corporate infrastructure, streamline the business operations and reorganize product operations. On February 29, 2004, the Company accrued approximately $323,000 in severance and other expenses related to the actions described above.

The Company has employment agreements and arrangements with its executive officers and certain other key employees. The agreements generally continue until terminated by the executive or the Company, and provide for severance payments, bonuses or other benefits under certain circumstances.

Note 8. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	For the years ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Net loss	$(7,891)	$(3,948)	$(59,764)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965	8,816
Dilutive effect of stock options and warrants	—	—	—
Common stock and equivalents	9,965	9,965	8,816

Loss per common share
Basic	$(0.79)	$(0.40)	$(6.78)

Diluted	$(0.79)	$(0.40)	$(6.78)

Diluted loss per common share for the years ended December 31, 2003, 2002 and 2001 does not include the effect of stock options and warrants (see Note 15) since their effect would be anti-dilutive.  Options and warrants outstanding at December 31, 2003, 2002 and 2001 approximated 1.2 million, 1.3 million and 630,000, respectively.

Note 9. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees. Employees may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were zero during the years ended December 31, 2003 and 2002 and $0.1 million during the year ended December 31, 2001.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the years ended December 31, 2003, 2002 and 2001 were $0.2 million, $0.2 million and $0.1 million, respectively.

Net defined benefit pension cost included the following components:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Service cost (benefits earned during the year)	$175	$162	$180
Interest cost on projected benefit obligation	356	322	320
Expected return on plan assets	(286)	(351)	(374)
	$245	$133	$126

Other pension data follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,281	$5,022	$5,399
Exchange Rate	871	599	(159)
Service cost	175	162	180
Interest Cost	356	322	320
Plan participant’s cost	96	94	120
Actuarial gain	929	197	(808)
Benefits paid	(187)	(115)	(30)
Benefit obligation at end of year	$8,521	$6,281	$5,022

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,108	4,405	4,698
Exchange Rate	367	498	(139)
Actual return on plan assets	(856)	(975)	(393)
Employer contribution	225	200	148
Plan participants’ contributions	96	94	120
Benefits paid	(187)	(114)	(30)
Fair value of plan assets at end of year	$3,753	$4,108	$4,405

	December 31,
	2003	2002	2001
	(in thousands)
Reconciliation of Funded Status
Funded Status	$(4,768)	$(2,172)	$(617)
Unrecognized net actuarial loss	—	—	—
Unrecognized prior service cost	—	—	—
Accrued benefit cost	$(4,768)	$(2,172)	$(617)

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

For the years ended December 31, 2003, 2002 and 2001, the Company’s defined benefit pension plan was eligible for the deferral accounting described in the preceding paragraph.  Thus pension expense for such years does not include any amortization of the actuarial net change in the market-related value of plan assets.

The primary actuarial assumptions used in determining the above benefit obligation amounts were as follows:

	For the years ended December 31,
	2003	2002	2001
Discount Rate	5%	6%	6%
Increase in Future Compensation	5%	4%	5%
Annual Rate of Return on Plan Assets	7%	7%	8%

Note 10. Income Taxes

The components of the income tax expense (benefit) are presented below:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Current	$648	$226	$702
Deferred taxes	(349)	254	(10,372)

Total expense (benefit)	$299	$480	$(9,670)

For the year ended December 31, 2003, current income tax expense consists of approximately $0.7 million of foreign expense and approximately $0.4 million of state benefits.  The difference between the total expected tax (benefit) using the federal statutory rate of 34% and the actual tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 is accounted for as follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Expected federal income tax benefit at statutory rate of 34%	$(2,581)	$(1,179)	$(23,460)
Effect of permanent differences	(95)	1,447	11,550
State income tax expense (net of federal benefit)	24	133	(1,248)
Acquired temporary differences	—	—	(6,646)
Other	(344)	539	489
Change in valuation allowance	3,295	(611)	9,380
Foreign tax differential	—	151	265

Income tax expense (benefit)	$299	$480	$(9,670)

Loss before income taxes and minority interest is analyzed as follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$(7,654)	$(2,276)	$(63,325)
Foreign	62	(1,192)	(6,204)
Total loss before income taxes and minority interest	$(7,592)	$(3,468)	$(69,529)

The components of the net accumulated deferred income tax assets/(liabilities) as of December 31, 2003, 2002 and 2001 are as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$9,035	$7,099	$8,849
Stock option expense	2,129	2,129	2,129
Expenses based on issue of stock options	752	752	752
Accumulated depreciation and amortization	—	2,000	2,142
Allowance for doubtful accounts	27	118	449
Accrued expenses	315	401	349
	12,258	12,499	14,670
Deferred tax liabilities:	(380)	(4,236)	(5,543)
Subtotal	11,878	8,263	9,127
Valuation allowance	(12,358)	(9,063)	(9,674)
Net deferred tax liability	$(480)	$(800)	$(547)

The components of deferred tax liabilities at December 31, 2003, 2002 and 2001 relate primarily to the recording of non-deductible identifiable intangible assets from the acquisition of Legacy Artemis by Proha in August 2000 and the contribution of businesses to Legacy Artemis by Proha in December 2000.

Income taxes paid for the years ended December 31, 2003, 2002 and 2001 were less than $0.1 million for each of the reporting periods.  The Company has a U.S. federal tax net operating loss carryforward (“NOL”) of approximately $23 million at December 31, 2003 that begin expiring in 2009 and U.S. state NOL’s with expiration dates ranging from five to 20 years.  Foreign NOL’s that may be allowed under the tax laws in applicable foreign countries are not significant.

The utilization of some or all of the domestic NOL’s may be severely restricted now or in the future by the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended. In addition, utilization of the Company’s California NOLs for years beginning in 2002 and 2003 has been suspended under state law.

Note 11: Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility for such items.  The Company has redesigned its management responsibilities in early 2004 to cover four geographic areas: Americas, EMEA (Europe, Middle East, and Africa), Japan, and Asia.  Each geographic area is managed by an executive vice president of the Company.  The following table presents information about the Company’s operations by geographic area for each of the years ended December 31, 2003, 2002 and 2001:

Twelve Months Ended December 31, 2003

(in thousands)	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$2,652	$9,009	$1,157	$468	$13,286
Support	5,275	9,241	1,751	301	16,568
Services	7,715	16,173	3,165	384	27,437
Total revenue	15,642	34,423	6,073	1,153	57,291

Cost of revenue:
Software	134	369	149	25	677
Support	1,577	2,892	522	111	5,102
Services	5,246	12,968	1,718	318	20,250
Total cost of revenue	6,957	16,229	2,389	454	26,029

Gross margin	8,685	18,194	3,684	699	31,262

Operating income (loss)	$(10,265)	$1,047	$1,374	$(248)	$(8,092)

Twelve Months Ended December 31, 2002

(in thousands)	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$3,746	$9,332	$1,612	$380	$15,070
Support	5,726	8,027	1,733	204	15,690
Services	18,602	15,281	2,990	1,031	37,904
Total revenue	28,074	32,640	6,335	1,615	68,664

Cost of revenue:
Software	228	1,183	305	18	1,734
Support	1,901	3,122	1,360	6	6,389
Services	11,454	10,795	2,294	44	24,587
Total cost of revenue	13,583	15,100	3,959	68	32,710

Gross margin	14,491	17,540	2,376	1,547	35,954

Operating income (loss)	$(6,155)	$1,774	$328	$307	$(3,746)

Twelve Months Ended December 31, 2001

(in thousands)	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$3,795	$9,094	$1,875	$341	$15,105
Support	5,814	7,648	1,907	143	15,512
Services	16,974	15,437	3,465	1,153	37,029
Total revenue	26,583	32,179	7,247	1,637	67,646

Cost of revenue:
Software	179	1,515	767	61	2,522
Support	2,195	2,945	1,586	(21)	6,705
Services	10,339	10,833	2,273	425	23,870
Total cost of revenue	12,713	15,293	4,626	465	33,097

Gross margin	13,870	16,886	2,621	1,172	34,549

Operating income (loss)	$(63,680)	$(2,172)	$62	$(693)	$(66,483)

Identifiable assets are assigned by region based upon management responsibility for such items.  The following table presents information about the Company’s identifiable assets by geographic region:

	December 31,
	2003	2002	2001
		(in thousands)
Americas	$10,477	$19,366	$22,200
EMEA	15,929	16,342	12,659
Japan	2,160	2,313	2,721
Asia	494	984	990
Consolidated	$29,060	$39,005	$38,570

See Note 13 for disclosures regarding major customers.

Note 12. Other Related Party Transactions

At December 31, 2003 and 2002, the Company had no other receivables due from Proha and in 2001 had $0.2 million due from Proha, which owns approximately 80% of the Company’s outstanding common stock. At December 31, 2003 and 2002, the Company had other payables to Proha of $0.2 million and $0.1 million, respectively.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of 90 days to provide additional collateral, if necessary, or repay the loan.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

During 2002, Artemis Finland incurred $296,000 in fees for certain business consulting, legal and accounting services provided by Proha. In 2001, Artemis Finland incurred a general management fee of  $401,000 for management services provided by Proha.

Additionally, Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-

related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $332,000, $278,000 and  $170,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland.  The Service Charge was  $78,000, $79,000 and $95,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $247,000, $340,000 and $242,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $223,000, $326,000 and  $513,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $219,000, $210,000 and $269,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $46,000, $124,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). Artemis Finland has charged  $0, $16,000 and $0 to ProCountor for such software development services for the years ended December 31, 2003, 2002 and 2001, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy during year 2003 and charged a fee for use of a web-based travel and expense claims program of $11,000 for the year ended December 2003.

Artemis Finland cooperated with Futura One Oy, a company majority owned by Proha (51%). Artemis Finland has charged  $0, $16,000 and $27,000 to Futura One for such software development services for the years ended December 31, 2003, 2002 and 2001, respectively. Artemis Finland has also charged  $2,000 to Futura One for accounting services for the year ended December 31, 2003.

Artemis Finland also cooperated with Softagent Oy which is providing certain programming services to Artemis Finland (“Programming Fee”). The Programming Fee charged to Artemis Finland was  $29,000, $56,000 and  $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, 2002 and 2001, the Company maintained the following equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands, which are accounted for under the cost method.  The Company records its equity interest in losses first to the investment balance, then against loans or advances receivable.

		At December 31, 2003			for the year ended December 31,2003
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Investor Net Income (Loss)
				(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,871	$2,242	$5,170	$593
Metier Plancon BV	11.8%	121	73	13	341	(65)
DA Management Solutions	29.0%	4	—	—	—	—
Changepoint France	40.0%	344	629	700	229	(268)
Other Distributors	0%		—	74	—	—
		$513	$4,573	$3,029	$5,740	$260

		At December 31, 2002			for the year ended December 31, 2002
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Investor Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$4,081	$221	$3,783	$800
Metier International Holdings BV (Holland)	19.0%	121	960	58	3,356	(4)
Accountor Oy (See note 2) & Intellisoft Oy	19.9%	—	714	—	1,011	(536)
DA Management Solutions	29.0%	4	—	—	—	—
Changepoint France	40.0%	204	909	—	660	(910)
Other Distributors	0%	—	—	143	—	—
		$373	$6,664	$422	$8,810	$(650)

		At December 31, 2001			for the year ended December 31, 2001
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Investor Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,536	$233	$3,035	$415
Metier International Holdings BV (Holland)	19.0%	121	1,325	89	3,517	110
Accountor Oy & Intellisoft Oy	19.9%	168	1,671	—	5,222	(396)
DA Management Solutions	29.0%	4			—	—
Changepoint France	40.0%	—	763	394	626	(863)
Other Distributors	0%		—	353	—	—
		$337	$7,295	$1,069	$12,400	$(734)

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  Management is considering exercising its put option to sell its 40% interest in Changepoint France to Changepoint for an amount equal to its cash and investment in Changepoint France.  As of December 31, 2003 the total investment, including receivables and loans due to Artemis France was $1.7 million.

Note 13. Concentration of Credit Risk

During the years ended December 31, 2003, 2002 and 2001, one client, Lockheed Martin Corporation, accounted for approximately $5.7 million (about 10%), $12.3 million (about 18%) and $8.1 million (about 12%), respectively, of consolidated revenue.  Substantially all of this revenue was generated in the United States.

	December 31,
	2003	2002	2001
		(in thousands)
Americas	$1,938	$3,354	$1,633
EMEA	10,101	9,477	7,557
Japan	1,383	1,483	1,884
Asia	206	279	391
Total trade receivables, net	$13,628	$14,593	$11,465

The Company generally does not require collateral from its customers.

Note 14. Stockholders’ Equity

Proha contributed various subsidiaries, valued at $0.4 million to Legacy Artemis on January 3, 2001. During the year ended December 31, 2001, Proha cancelled shares it had issued to Legacy Artemis, resulting in a decrease of approximately $2.8 million in additional paid in capital.

On July 31, 2001, the date Opus360 was acquired by Legacy Artemis, Opus360 had approximately 2 million shares of common stock outstanding. Stockholders’ equity has been retroactively restated to reflect the shares issued by Opus360 in connection with the Share Exchange Agreement (See Note 1). The retroactively restated shares reflect the combined amount of shares issued to Proha in connection with both the first tranche of approximately 3.0 million shares and the second tranche of approximately 5 million shares totaling approximately 8.0 million shares. The shares newly issued by Opus360 were valued at approximately $8.0 million and represented the purchase price.

The Company’s aggregate common shares outstanding on a retroactively restated basis at December 31, 2003 of approximately 10 million includes the historical Opus360 2.0 million shares and the additional Opus360 shares issued in connection with the acquisition.  (See Notes 1 and 2.)

During the year ended December 31, 2002 the Company recovered certain notes and accounts receivable, carried at approximately $0.6 million, which had been written off prior to the Company’s reverse merger transaction.  Since the recovered amounts had not been included in the calculation of net assets in conjunction with the original accounting for the merger, the recoveries were recorded as adjustments to the Company’s additional paid in capital.

During the year ended December 31, 2003 the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus; see Note 19.  These warrants resulted in an increase in additional paid in capital of $0.2 million.

Note 15. Stock Options and Warrants:

Stock Options

The Company has granted options to purchase the Company’s restricted common stock under various plans to employees and directors.  All stock option plans are administered by the Compensation Committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period.  Options generally vest over terms of three to five years and have a maximum life of ten years.

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

•                  The 1998 Stock Option Plan (the “1998 Plan”) provided for the issuance of 0.2 million options.  Options granted, exercised or cancelled under the plan are 0.2 million, 35,500 and 0.2 million, respectively, leaving approximately 0.2 million options available under the plan and 40,000 outstanding as of December 31, 2003.  As options become available due to cancellation and forfeiture, they are added to the pool of options available for grant under the 2000 Stock Option Plan.

•                  The 2000 Stock Option Plan (the “2000 Plan”) provides for the granting of incentive and non-qualified stock options to employees, board members and advisors.  When the 2000 Plan was adopted in March of 2000 it provided for the issuance of 0.3 million options.  However, the 2000 Plan includes scheduled increases in options available for grant equal to 5% of the Company’s outstanding common stock to a maximum of 1.2 million options.  On January 1, 2003 the 2000 Plan reached the maximum of 1.2 million options available for grant.  In addition, 0.2 million options granted under the 1998 Plan and subsequently cancelled are available for grant under the 2000 Plan.  Options granted, exercised and cancelled under the 2000 Plan are 0, 619 and 360,000 respectively, leaving 460,000 options available under the 2000 Plan, including the cancelled 1998 Plan options, and approximately 900,000 options outstanding as of December 31, 2003.

•                  The 2000 Non-Employee Directors’ Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 45,000 non-qualified stock options to non-employee board members.  Approximately 1,000 options have been cancelled and 41,000 options granted under the Non-Employee Directors Plan remain outstanding at December 31, 2003.

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  Approximately 47,000 of these stock options with an exercise price of $250 are outstanding and exercisable as of December 31, 2003.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2003, approximately 4,000 of the options with a weighted average exercise price of $146.25 remained outstanding.

Warrants

There were 127,588 warrants to purchase Company common stock outstanding and exercisable at December 31, 2003.  Of those, 125,000 warrants, with exercise prices of $3.41, $4.10, and $4.78 per share, respectively were issued to Laurus (see Note 19).  The warrant permits Laurus to purchase up to 50,000, 50,000, and 25,000 shares of the Company’s restricted common stock for the respecting exercise prices stated above.  The warrant exercise prices and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.    The term of the warrants is ten years.  The exercise prices of the remaining warrants range from $20.75 to $46.25 and they expire in 2004 through 2006.

The following tables summarize information concerning outstanding options and warrants at December 31, 2003:

	Stock Options and Warrants	Weighted Average Exercise Price
	(In thousands)
Outstanding at December 31, 2001	630	$71.01
Granted	836	1.43
Exercised	—	—
Cancelled	(156)	51.49
Outstanding at December 31, 2002	1,310	28.88
Granted	125	3.95
Exercised	(3)	1.50
Cancelled	(263)	19.37
Outstanding at December 31, 2003	1,169	28.33

Exercisable at December 31, 2001	413
Exercisable at December 31, 2002	466
Exercisable at December 31, 2003	712

		Options and Warrants Outstanding			Options and Warrants
			Weighted		Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2003	Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2003	Weighted Average Exercise Price
		(In thousands)			(In thousands)
$—	$27.50	1,016	5.4	$2.24	561	$2.90
27.50	55.00	3	4.7	39.19	3	39.14
55.00	82.50	8	6.7	70.89	7	71.76
82.50	110.00	36	6.6	94.40	36	94.40
110.00	137.50	3	6.4	123.50	3	123.50
220.00	247.50	9	6.2	227.75	8	227.75
247.50	275.00	94	6.1	260.19	94	260.23
		1,169	5.5	28.33	712	45.37

Note 16. Contingencies/Litigation

As previously reported, on April 6, 2001, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York (the “Court”). Ten similar putative class actions also were filed in the Court. By Order dated August 10, 2001, the Court consolidated all eleven actions, and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000, and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO. The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the price of the Company’s securities to be artificially inflated. The Amended Complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  Damages in unspecified amounts and certain rescission rights were sought.

In October 2001, the Company and all other defendants filed motions to dismiss the Amended Complaint.  By Opinion and

Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contained allegations similar to those in the Amended Complaint.  The defendants, including the Company, moved to dismiss the Second Amended Complaint on December 31, 2002.  Before the motion was heard, the parties reached an agreement in principle to settle all claims asserted and any claims that could have been asserted in this litigation.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and those certain officers and directors and the underwriters in the Second Amended Complaint.  The Court approved the settlement on October 10, 2003. The settlement became final on November 12, 2003. The Company’s insurer covered substantially all of the $550,000 in total settlement costs. The settlement should in no event be construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officer and director with respect to any claim of any fault or liability or wrongdoing or damage whatsoever.

Note 17. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2003.  In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Dec. 31 2003	Sept. 30 2003	Jun. 30 2003	Mar. 31 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,961	$13,667	$13,468	$16,195
Operating loss	(1,949)	(1,639)	(3,669)	(835)
Net loss	(1,605)	(1,376)	(4,002)	(908)
Basic loss per common share:	(0.16)	(0.14)	(0.40)	(0.09)
Shares used in computing basic and diluted loss per common share	9,965	9,965	9,965	9,965

	Quarter Ended
	Dec. 31 2002	Sept. 30 2002	Jun. 30 2002	Mar. 31 2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$19,546	$15,790	$17,592	$15,736
Operating income (loss)	16	(1,788)	(334)	(1,640)
Net income (loss)	554	(1,786)	(603)	(2,113)
Basic earnings (loss) per common share:	0.06	(0.18)	(0.06)	(0.21)
Shares used in computing basic and diluted earnings (loss) per common share	9,965	9,965	9,965	9,965

Note 18. Report on Audit of the Company’s December 31, 2001 Financial Statements

On January 28, 2003, the Company dismissed its independent accountants, KPMG LLP (“KPMG”), and engaged the services of Squar Milner Reehl & Williamson LLP (“Squar Milner”) as the Company’s new independent accountants for its fiscal year ended December 31, 2002.  The Audit Committee of the Company’s Board of Directors approved the dismissal of KPMG and the appointment of Squar Milner.  The dismissal was not due to a difference of opinion with respect to any accounting principles or practices, financial statement disclosures, audit scope or audit procedure.  Rather, KPMG was dismissed because fees charged to the Company were considered excessive and the level of service provided to the Company was considered unsatisfactory.

KPMG subsequently informed management that it would not authorize the Company to include KPMG’s audit report on the Company’s 2001 financial statements in the Company’s annual report on Form 10-K for 2002.  In response, management labeled all 2001 financial statements and related data included in its December 31, 2002 Form 10-K as “unaudited.”  In addition, management engaged Squar Milner to ”re-audit” the Company’s December 31, 2001 consolidated financial statements.  While the re-audit by Squar Milner of the Company’s December 31, 2001 consolidated financial statements is now complete, the Company has decided not to file an amendment to its December 31, 2002 Form 10-K as previously disclosed, which would require obtaining the consents of certain predecessor auditors to re-issue their reports.  The Company has chosen not to obtain such consents, and instead, the Company has included all relevant 2001 financial information in this annual report on Form 10-K for the year ended December 31, 2003.  Publishing that information in this report allows the Company both, to file expeditiously and make public the most current financial information, and to maximize the Company’s limited staffing and financial resources.

Note 19. Long-Term Debt and Revolving Credit Facility

In June 2003, the Company paid off its Note Payable and Line of Credit held with Foothill and declined the option to extend the underlying Loan and Security Agreement with Foothill.

On June 30, 2003, the Company obtained a bridge loan of $3.5 million from Proha, accruing interest at 4.75% per annum, which was fully repaid by the Company during the quarter ended September 30, 2003.

On August 14, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus.  Such agreements were filed with the SEC under cover of Form 8-K dated August 15, 2003.  Pursuant to the agreements, the Company received a $5.0 million revolving credit facility in the form of a three-year Convertible Note secured by a security interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights.  Borrowings under the revolving credit facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. Advances on the Convertible Note may be repaid at the Company’s option, in cash or through the issuance of the Company’s shares of restricted common stock.  For the first six months, the Convertible Note will bear interest at a rate equal to the greater of (i) the Prime Rate (as defined) plus three quarters of a percent, or (ii) 5% per annum.  Thereafter, the interest rate will be the Prime Rate less zero to 1,250 basis points depending on the average fair market value (as defined) of the Company’s common stock. In addition, the Company is required to pay a collateral management payment of 0.075% of the average aggregate outstanding balance during the month plus an unused line payment of 0.40% per annum. The Laurus credit facility automatically renews every three years unless cancelled by the Company or Laurus. An early termination fee of up to $100,000 will be payable if the facility is terminated prior to August 13, 2006.   The facility also provides the Company the flexibility to access additional funds above what is available based upon eligible trade accounts receivable (“Overadvances”). Overadvances accrue interest at a rate of 0.25% per month. At December 31, 2003, the outstanding balance under the revolving credit facility was $3.5 million, of which $2.1 million is considered Overadvances. The net proceeds were used to repay a bridge loan provided by Proha and for general working capital needs.

On August 20, 2003 and September 29, 2003, the Company received waiver letters from Laurus extending the Overadvance through November 28, 2003, in exchange for $63,000 in cash. On December 2, 2003, the Company agreed with Laurus to further extend the Overadvances through February 28, 2004, in exchange for amending the Secured Convertible Note as described further below. The Company has not repaid the Overadvances on the due date and is currently in discussion with Laurus to further extend such Overadvances.

Under the original agreements, Laurus has the right to convert all or any portion of the outstanding principal amount and/or accrued interest and fees due and payable into shares of the Company’s restricted common stock at a conversion price of $2.73 per share (the Fixed Conversion Price).  The Fixed Conversion Price may only be adjusted upwards and upon certain conditions. Conversion rights limit Laurus’ beneficial ownership in the Company to 2.5%.  If the Company’s common stock trades on a principal market at a price greater than $3.14 or 115% of the Fixed Conversion Price for at least eleven consecutive trading days, the Company has the option to require conversion of all or a portion of the outstanding principal amount and/or accrued interest and fees due at the Fixed Conversion Price.  This right is subject to certain trading volume limitations and the 2.5% beneficial ownership limitation noted above. The Fixed Conversion Price is subject to anti-dilution adjustments for stock splits, combinations and dividends.

On December 2, 2003, the Company amended the Secured Convertible Note (“Amendment No.1”) in exchange for extending the time to repay the Overadvances through February 28, 2004.  Under Amendment No.1 the Company waived the Fixed Conversion Price at which Laurus can convert the debt to receive the first 190,000 shares of common stock, setting the conversion price to $1.45 per share and resetting  the fixed conversion price for conversion thereafter to $1.81 per share.

Also under the original agreements, the Company was obligated to file a registration statement with the SEC by September 15, 2003 to register the Company’s restricted common stock, which may be issued as described herein. The Company is currently seeking a waiver from Laurus to extend such filing date, and may incur liquidated damages (maximum: 2% of the original principal amount of $5 million for each thirty-day period beyond the contractual deadline) as a result of the delinquent filing of such registration statement.  Because of this technical default, the Company has reported its entire $3.5 million indebtedness to Laurus as a current liability at

December 31, 2003.  If and when an appropriate waiver is received from Laurus, such liability will be re-classified as long-term; the contractual due date is August 2006.

In conjunction with the original transaction, Laurus was paid a fee of $175,000 and received a ten-year transferable warrant to purchase a maximum of 125,000 shares of the Company’s restricted common stock.  The estimated fair value of the warrant of approximately $237,000 has been treated as additional interest expense and is being amortized over the three-year life of the revolving credit facility, unless sooner terminated.  The fair value of the warrant was estimated based on the following assumptions: expected volatility: 272%; dividends: zero; risk free interest rate: 2.6%; and expected life of the warrant: 5 years.  The warrant permits Laurus to purchase up to 50,000, 50,000, and 25,000 shares of the Company’s restricted common stock at exercise prices of $3.41, $4.10, and $4.78 per share, respectively.   The warrant exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.  Loan proceeds have been allocated to the Laurus warrant using the relative fair value method of APB No. 14.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of 90 days to provide additional collateral, if necessary, or repay the loan.