Form 10-Q
period 2004-03-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2004-05-24
CIK 1099674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2004

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mare whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No   ☒

There were 9,965,018 shares of common stock outstanding as of April 30, 2004.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2004

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

(in thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Current assets:
Cash	$5,020	$2,593
Trade accounts receivable, net of allowance for doubtful accounts of approximately $269 at March 31, 2004 and $299 at December 31, 2003	10,847	14,169
Other accounts receivable	333	298
Prepaid expenses	1,498	1,123
Other current assets	439	694
Total current assets	18,137	18,877

Property and equipment, net of accumulated depreciation and amortization of $7,821 at March 31, 2004 and $7,775 at December 31, 2003	1,104	1,192
Intangible assets, net of amortization of $9,265 at March 31, 2004 and $8,235 at December 31, 2003	5,490	6,520
Investment in affiliates and other assets	1,768	1,769
Total assets	$26,499	$28,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,618	$5,024
Accrued liabilities	5,432	5,222
Accrued payroll and related taxes	5,473	6,682
Deferred revenue	8,273	7,227
Line of credit	3,987	3,386
Current portion of long-term debt	361	352
Total current liabilities	27,144	27,893

Accrued pension and other liabilities	2,815	2,834
Deferred taxes	480	480
Long-term debt, less current portion	3,387	324
Total liabilities	33,826	31,531

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,965,018 shares issued and outstanding for March 31, 2004 and December 31, 2003	10	10
Additional paid-in capital	81,070	81,070
Accumulated deficit	(86,886)	(82,991)
Accumulated other comprehensive loss	(1,521)	(1,262)
Total stockholders’ deficit	(7,327)	(3,173)
Total liabilities and stockholders’ deficit	$26,499	$28,358

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)

Revenue:
Software	$2,796	$4,610
Support	4,399	4,294
Services	6,421	7,291
	13,616	16,195
Cost of revenue:
Software	91	260
Support	1,478	1,343
Services	4,736	5,624
	6,305	7,227

Gross margin	7,311	8,968

Operating expenses:
Selling and marketing	3,844	3,963
Research and development	2,067	2,142
General and administrative	2,677	2,669
Amortization	1,029	1,029
Restructuring charge	1,247	—
	10,864	9,803

Operating loss	(3,553)	(835)

Interest expense, net	91	26
Other (income), net	(156)	(3)
Foreign exchange (gain) loss	104	(54)
	39	(31)

Loss before income taxes	(3,592)	(804)

Income tax expense	300	104

Net loss	$(3,892)	$(908)

Loss per common share:
Basic	$(0.39)	$(0.09)
Diluted	$(0.39)	$(0.09)

Weighted average common shares used in computing loss per common share	9,965	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)

Cash flow from operating activities:
Net loss	$(3,892)	$(908)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	1,268	1,345
Disposition of assets	(93)	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	2,781	4,748
Decrease in prepaid expenses and other assets	1,089	400
(Decrease) increase in deferred revenues	1,046	(852)
Decrease in accounts payable, accrued liabilities, and other liabilities	(3,129)	(3,346)
Net cash provided by (used in) operating activities	(930)	1,387

Cash flow from investing activities:
Capital expenditures, net	(57)	(264)
Net cash used in investing activities	(57)	(264)

Cash flow from financing activities:
Net borrowings (repayments) on lines of credit	601	(1,260)
Principal borrowings (payments) of debt and capital leases	3,072	(359)
Net cash provided by (used in) financing activities	3,673	(1,619)

Effect of exchange rate changes on cash	(259)	108

Net increase (decrease) increase in cash	2,427	(388)

Cash at the beginning of the period	2,593	7,766

Cash at the end of the period	$5,020	$7,378

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7	$41
Cash paid for income taxes	$322	$148

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

Note 2.  Basis of Presentation and Going Concern Considerations

The accompanying condensed consolidated financial statements of Artemis, which include the accounts of its wholly-owned subsidiaries for the three month periods ended March 31, 2004 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2003 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  The December 31, 2003 balance sheet included herein reflects certain reclassification adjustments consistent with the presentation of the balance sheet at March 31, 2004.  All significant intercompany transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, (either individually or in concert with Proha) are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2003 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At March 31, 2004, the Company’s current liabilities exceeded current assets by $9.0 million and the Company reported a cash balance of $5.0 million. Operating cash flow was negative $0.9 million for the three months ended March 31, 2004. In order to improve its cash availability, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003.  In addition to the aforementioned facility, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million to cover its short-term cash needs. The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan and France. In addition to the lending facilities available to the Company, management has taken some steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. In late 2002, the Company decided to start divesting certain non-core investments and operations to focus on its core expertise in enterprise portfolio and project management. This resulted in the sale of its 19.9% interest in Accountor Oy (Finland), ABC Technologies Sarl (France) and its Software Productivity Research operations (US) in November 2002, December 2002 and October 2003, respectively. During 2003, the Company also initiated discretionary restructuring activities that included workforce reductions and other cost reductions to respond to the weakening of certain of the Company’s markets, increased operating losses and negative cash flow from operations. Because certain of the Company’s key operating metrics did not improve in late 2003, the Company adopted a nondiscretionary restructuring plan (see Note 11) that was implemented and communicated to the employees affected by the related workforce reductions during the quarter ended March 31, 2004.

The Company is also actively seeking additional capital resources through equity financing and other arrangements to fund strategic initiatives and further strengthen its global presence. Additional equity financing may be dilutive to the Company’s stockholders. The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the

Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.  The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2004.

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

Note 3.  Stock-Based Employee Compensation

The Company has several stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees , and related interpretations.  No stock-based employee compensation cost is reflected in the statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation . This standard also requires additional disclosure related to stock-based employee compensation in annual and interim financial reporting. This standard is generally effective for fiscal years ended after December 15, 2002 and did not have any impact on our condensed consolidated financial statements except for the tabular disclosure presented below. The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net loss as reported	$(3,892)	$(908)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(139)	(322)
Pro forma net loss	$(4,031)	$(1,230)

Basic and diluted loss per common share
As reported	$(0.39)	$(0.09)
Pro forma	$(0.40)	$(0.12)

Note 4.  Significant Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004.  Management has determined that the Company does not have any VIEs, and there is no impact on its consolidated financial statements.

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

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The Company is presently evaluating the effect of SFAS No. 132-R on its financial statement disclosures.

Other recent accounting pronouncements issued by the Financial Accounting Standards Board (including the Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the “SEC”), did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 5. Basic and Diluted Loss Per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Numerator:
Net loss	$(3,892)	$(908)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965

Note 6. Comprehensive Loss

Comprehensive loss consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net income or loss.  The calculation of comprehensive loss for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Net loss	$(3,892)	$(908)
Translation gain (loss)	(259)	108
Comprehensive net loss	$(4,151)	$(800)

Note 7. Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility.  The following  unaudited table presents financial information about the Company’s operations by geographic region:

Three Months Ended March 31, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$555	$1,853	$211	$177	$2,796
Support	1,241	2,628	468	62	4,399
Services	1,182	4,449	555	235	6,421
Total revenue	2,978	8,930	1,234	474	13,616

Cost of revenue:
Software	5	37	49	—	91
Support	422	887	133	36	1,478
Services	884	3,418	346	88	4,736
Total cost of revenue	1,311	4,342	528	124	6,305

Gross margin	1,667	4,588	706	350	7,311

Operating income (loss)	$(3,201)	$(584)	$164	$68	$(3,553)

Three Months March 31, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$831	$3,229	$425	$125	$4,610
Support	1,365	2,418	436	75	4,294
Services	1,906	4,415	727	243	7,291
Total revenue	4,102	10,062	1,588	443	16,195

Cost of revenue:
Software	25	130	102	3	260
Support	423	732	161	27	1,343
Services	1,536	3,462	528	98	5,624
Total cost of revenue	1,984	4,324	791	128	7,227

Gross margin	2,118	5,738	797	315	8,968

Operating income (loss)	$(2,643)	$1,481	$240	$87	$(835)

Identifiable assets are also assigned by region based upon management responsibility.  The following table presents information about the Company’s identifiable assets:

	March 31, 2004	December 31, 2003
	(unaudited)
Computer hardware	$5,389	$5,402
Computer software	1,604	1,615
Leasehold improvements	332	336
Furniture and fixtures	1,244	1,255
Other	356	359
	8,925	8,967
Less accumulated depreciation and amortization	(7,821)	(7,775)
Total	$1,104	$1,192

Note 8. Contingencies/Litigation

As previously reported, a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York (the “Court”). Ten similar putative class actions also were filed in the Court. By Order dated August 10, 2001, the Court consolidated all eleven actions, and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000, and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO. The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the price of the Company’s securities to be artificially inflated.  The Amended Complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  Damages in unspecified amounts and certain rescission rights were sought.

In October 2001, all of the defendants filed motions to dismiss the Amended Complaint.  By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contained allegations similar to those in the Amended Complaint.  The defendants, including the Company, moved to dismiss the Second Amended Complaint on December 31, 2002. Before the motion was heard, the parties reached an agreement in principle to settle all claims asserted and any claims that could have been asserted in this litigation.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and those certain officers and directors and the underwriters in the Second Amended Complaint.  The Court approved the settlement on October 10, 2003.  The settlement became final on November 12, 2003. The Company’s insurer covered substantially all of the $550,000 in total settlement costs.  The settlement should in no event be construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officer or director with respect to any claim of any fault, liability, wrongdoing or damage.

The Company is a party to a number of additional legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 9. Long-Term Debt and Revolving Credit Facility

On August 14, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus.  Such agreements were filed with the SEC under cover of Form 8-K dated August 15, 2003.  Pursuant to the agreements, the Company received a $5.0 million revolving credit facility in the form of a three-year Convertible Note secured by a security interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights.  Borrowings under the revolving credit facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. Advances on the Convertible Note may be repaid at the Company’s option, in cash or through the issuance of the Company’s shares of restricted common stock.  For the first six months, the Convertible Note will bear interest at a rate equal to the greater of (i) the Prime Rate (as defined) plus three quarters of a percent, or (ii) 5% per annum.  Thereafter, the interest rate will be the Prime Rate less zero to 1,250 basis points depending on the average fair market value (as defined) of the Company’s common stock. In addition, the Company is required to pay a monthly collateral management fee of 0.075% of the average aggregate outstanding balance during the month plus an unused line payment of 0.40% per annum. The Laurus credit facility automatically renews every three years unless cancelled by the Company or Laurus. An early termination fee of up to $100,000 will be payable if the facility is terminated prior to August 13, 2006.   The facility also provides the Company the flexibility to access additional funds above what is available based upon eligible trade accounts receivable (“over-advances”). Over-advances accrue interest at a rate of 0.25% per month. At March 31, 2004, the outstanding balance under the revolving credit facility was $3.5 million, of which $2.2 million is considered over-advances. The net proceeds were used to repay a bridge loan provided by Proha and for general working capital needs.

On August 20, 2003 and September 29, 2003, the Company received waiver letters from Laurus extending the over-advance through November 28, 2003, in exchange for $63,000 in cash. On December 2, 2003, the Company agreed with Laurus to further extend the over-advances through February 28, 2004, in exchange for amending the Secured Convertible Note as described below. The Company has not repaid the over-advances on the due date and is currently in discussion with Laurus to further extend such over-advances.

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

On December 2, 2003, the Company amended the Secured Convertible Note (“Amendment No.1”) in exchange for extending the time to repay the over-advances through February 28, 2004.  Under Amendment No.1 the Company waived the Fixed Conversion Price at which Laurus can convert the debt to receive the first 190,000 shares of common stock, setting the conversion price to $1.45 per share and resetting the fixed conversion price for conversion thereafter to $1.81 per share.

Also under the original agreements, the Company was obligated to file a registration statement with the SEC by September 15, 2003 to register the Company’s restricted common stock, which may be issued as described herein. The Company is currently in discussion with Laurus to restructure the existing credit facility and to seek a waiver to extend such deadline. The Company may incur liquidated damages (maximum: 2% of the original principal amount of $5 million for each thirty-day period beyond the contractual filing date) as a result of the delinquent filing of such registration statement.  Because of this technical default and the past due over-advances described above, the Company has reported its entire $3.5 million indebtedness to Laurus as a current liability at March 31, 2004.  The amount may be reclassified to long-term debt depending on the outcome of the discussions with Laurus with respect to restructuring the credit facility,

In conjunction with the original transaction, Laurus was paid a fee of $175,000 and received a ten-year transferable warrant to purchase a maximum of 125,000 shares of the Company’s restricted common stock.  The estimated fair value of the warrant of approximately $237,000 has been treated as additional interest expense and is being amortized over the three-year life of the revolving credit facility, unless sooner terminated.  The fair value of the warrant was estimated based on the following assumptions: expected volatility: 272%; dividends: zero; risk free interest rate: 2.6%; and expected life of the warrant: five years.  The warrant permits Laurus to purchase up to 50,000, 50,000, and 25,000 shares of the Company’s restricted common stock at exercise prices of $3.41, $4.10, and $4.78 per share, respectively.   The warrant exercise prices and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.  Loan proceeds have been allocated to the Laurus warrant using the relative fair value method of APB No. 14.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of 90 days to provide additional collateral, if necessary, or repay the loan.

Note 10. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees. Employees may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were zero during the quarters ended March 31, 2004 and 2003.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the year ended December 31, 2003 were $0.2 million.  The projected contribution for the year ending December 31, 2004 is $0.3 million.

Net defined benefit pension cost included the following components:

	Calendar
	Projected 2004	2003
Service cost (benefits earned during the period)	$271	$191
Interest cost on projected benefit obligation	518	388
Expected return on plan assets	(469)	(311)
	$320	$268

Note 11.  Restructuring Costs

In response to a decline in the Company’s key operating metrics, such as total revenue, operating margin and revenue per employee the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company has implemented and substantially completed the Restructuring during the quarter ended March 31, 2004.  The Company’s total charge related to this Restructuring is approximately $1.2 million, all of which the Company recognized as an expense in the first quarter of 2004 and which is disclosed in the Condensed Statement of Operations under the caption “Restructuring Charge”.

The Restructuring charge recognized in the first quarter of 2004 is comprised primarily of: (i) severance  pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS 146.  The following table summarizes the Company’s Restructuring-related expenses incurred during the first quarter of 2004:

	Employee Termination Costs	Employee Relocation Costs	Facilities Cost	Professional Fees	Total

Restructuring Expense	$1,002	$47	$31	$168	$1,247

As part of the Restructuring, the Company has further reduced its workforce by a total of  twenty-seven employees, from 396 to 369 (which includes voluntary resignations) or 7 % of its workforce.  The Restructuring charge has affected corporate positions and certain operational positions in the Americas, EMEA and Asia/Japan segments in the approximate amounts of $0.7 million, $0.1 million and $0.4 million, respectively.  Approximately $0.7 million of such charges have been paid during the quarter ended March 31, 2004.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.

Accounting principles generally accepted in the United States (“GAAP”) prohibit the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been created) are met, and (b) the fair value of such liability can be reasonably estimated.  The costs associated with pre-2004 workforce reductions and other exit activities that did not meet GAAP’s definition of a “liability” (in the opinion of management) were recorded and expensed in their natural classifications as incurred; as a result, these expenses were not reported separately as exit-activity or restructuring charges in the Company’s statements of operations.

Note 12. Other Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis-Finland based on headcount.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•      Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $105,000 and  $102,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $47,000 and $77,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $42,000 and  $103,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Tesnet Group Oy (formerly Intellitest International Oy), a company 35% owned by Proha, provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $66,000 and $93,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $6,000 and $20,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). ProCountor has provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of $13,000 and $0 for the quarters ended March 31, 2004 and 2003, respectively.

•      Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha(51%). Artemis Finland has charged Futura for accounting services of  $2,000 for each of the quarters ended March 31, 2004 and 2003.

At March 31, 2004, the Company maintained equity holdings in certain joint ventures with distributors of the Company’s products, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has informed Changepoint of its intent to exercise its put option and to sell its 40% interest in Changepoint France to Changepoint. On April 28, 2004, Compuware Corporation announced the signing of a definitive agreement to purchase privately held Changepoint.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

The following unaudited table sets forth certain items in the condensed consolidated statement of operations for the three months ended March 31, 3004 and 2003.

Results of Operations

	Three months ended March 31,
	2004	% of Revenue	2003	% of Revenue
	(in millions)
Revenue:
Software	$2.8	21	$4.6	28
Support	4.4	32	4.3	27
Services	6.4	47	7.3	45
	13.6	100	16.2	100
Cost of revenue:
Software	0.1	1	0.3	2
Support	1.5	11	1.3	8
Services	4.7	34	5.6	35
	6.3	46	7.2	45

Gross margin	7.3	54	9.0	55

Operating expenses
Selling and marketing	3.8	28	4.0	25
Research and development	2.1	15	2.1	13
General and administrative	2.7	20	2.7	16
Amortization expense	1.0	8	1.0	6
Restructuring Charge	1.2	9	—	—
	10.8	80	9.8	60
Operating loss	(3.5)	(26)	(0.8)	(5)

Non operating (income) expense, net	0.0	0	(0.1)	(0)

Income tax expense	0.3	3	0.1	1
Net loss	$(3.8)	(29)	$(0.8)	(6)

Three months ended March 31, 2004 and 2003

Revenue

Software Revenue

	Three Months Ended March 31,		Change
	2004	2003	$	%

Americas	$555	$831	$(276)	-33%
EMEA	1,853	3,229	(1,376)	-43%
Japan	211	425	(214)	-50%
Asia	177	125	52	42%
	$2,796	$4,610	$(1,814)	-39%

Software revenue represents fees earned for granting customers licenses to use our software products.   The significant change in software revenue in Europe was primarily due to revenue recognized under a software sale by the Company’s United Kingdom subsidiary to the Regional Development Agency during the first quarter of 2003. No comparable sale of that magnitude was made in the quarter ended March 31, 2004.  The Company’s German and Finnish subsidiaries increased software sales 48% as compared to the same period in 2003.  The Americas and Japan experienced slower sales compared to the first quarter of 2003.

Support Revenue

	Three Months Ended March 31,		Change
	2004	2003	$	%

Americas	$1,241	$1,365	$(124)	-9%
EMEA	2,628	2,418	210	9%
Japan	468	436	32	7%
Asia	62	75	(13)	-17%
	$4,399	$4,294	$105	2%

Support revenue consists of fees for providing software updates and technical support for our software products.  The increase in support revenue in EMEA is primarily a result of favorable foreign exchange rate variances.

Services Revenue

	Three Months Ended March 31,		Change
	2004	2003	$	%

Americas	$1,182	$1,906	$(724)	-38%
EMEA	4,449	4,415	34	1%
Japan	555	727	(172)	-24%
Asia	235	243	(8)	-3%
	$6,421	$7,291	$(870)	-12%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  Services revenue recognized by our United States operations declined by approximately 38% due to completion of large consulting assignments at two clients during early 2003.  As these relationships have matured, the level of consulting and training services required by those customers has significantly decreased.

Cost of Revenue

	Three Months Ended March 31,		Change
	2004	2003	$	%

Americas	$1,311	$1,984	$(673)	-34%
EMEA	4342	4324	18	0%
Japan	528	791	(263)	-33%
Asia	124	128	(4)	-3%
	$6,305	$7,227	$(922)	-13%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  The decrease in cost of revenue in the Americas was primarily due to the decrease in services revenue.  For the first quarter of 2004, Japan reported a decrease in service revenue resulting in a decrease in the corresponding cost of revenue. This was partially offset by increased efficiencies in the delivery of support and services.  Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues.

Gross Margin

Total gross margin for the three months ended March 31, 2004 was $7.3 million, a decrease of $1.7 million or 18%, from $9.0 million for the same period of 2003. Gross margin for the three months ended March 2004 decreased approximately 2 percentage points, to 53% from 55% during the same period of 2003, reflecting the aforementioned changes in the mix of revenues and cost of revenue efficiencies.

Operating Expenses

Selling and Marketing expenses

Selling and Marketing expenses consist primarily of the personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and Marketing expenses decreased $0.2 million or 3% to $3.8 million during the three months ended March 31, 2004, from $4.0 million during the same period of 2003.  The reduction was primarily due to a reduction in headcount and a concerted effort to match expenses with revenue that occurred during late 2003 and the first three months of 2004.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses remained substantially the same at $2.1 million for the three months ended March 31, 2004 and 2003.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the rest of 2004.  Primary focus for 2004 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses remained substantially the same at $2.7 million for the three months ended March 31, 2004 and 2003.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000. These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002.

Restructuring expense

The Company’s restructuring charges are comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS No. 146. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and/or extent of the Company’s restructuring activities. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to its restructuring obligations in operations based on management’s most current estimates.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) foreign exchange gains or losses, (iii) income tax expense (benefit), and (iv) other income.  During the three months ended March 31, 2004, the Company incurred $91,000 of net interest expense compared to $26,000 for the quarter ended March 31, 2003.  The foreign exchange loss reported for the quarter ended March 31, 2004 is primarily due to European foreign exchange fluctuations.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the foreign countries in which Artemis operates.

Changes in foreign exchange rates

The effect of changes in foreign exchange rates for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 was an increase in revenues and operating loss of approximately $1.3 million and less than $0.1 million, respectively.

Change in trade accounts receivable

Our trade accounts receivable decreased approximately $3.4 million from $14.2 million at December 31, 2003 to $10.8 million at March 31, 2004 because of the, (i) timing and amount of fees billed during the quarter as compared to the fourth quarter of 2003, (ii) management’s general effort to accelerate the rate of collections and (iii) the collection of maintenance contract retainers which were billed in advance during December 2003 for services to be provided during 2004.

Liquidity and Capital Resources

Our operating activities used approximately $0.9 million in cash during the three months ended March 31, 2004.  Our net loss of $3.8 million was the major component that reducing operating cash flow.  Operating cash flow was further reduced by a net decrease in accounts payable, accrued liabilities and other liabilities of $2.4 million.  The effects of these items on cash were offset by factors such as (i) non-cash expenses of $1.3 million in depreciation and amortization related to our intangible assets and fixed assets, (ii) a net collection of $2.8 million in trade accounts receivable and (iii) an increase in deferred revenue of $1.0 million.

Our financing activities provided $3.7 million during the three months ended March 31, 2004. The Company uses lines of credit to fund temporary operating cash requirements and certain financial obligations.  On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million.

A summary of the Company’s future contractual obligations and commercial commitments as of March 31, 2004 is as follows:

	Quarter ending March 31,
	Total	Less than 1 year *	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Long-term debt Obligations	$3,749	$361	$3,107	$24	$257
Capital Lease Obligations	78	78	—	—	—
Operating Lease Obligations	10,626	4,328	6,260	38	—
Other Long Term Liabilities	2,815	—	—	—	2,815

	$17,268	$4,767	$9,367	$62	$3,072

* Obligations and liabilities through December 31, 2004

The Company’s principal sources of liquidity are cash and cash equivalents, as well as expected cash flows from operations and the Company’s line of credit.  Cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003 offset by restructuring actions as described further below.  In the future, the Company may need to raise additional funds through public or private financings, or other arrangements to fund operations, strengthen its global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to the Company’s stockholders.  The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company.  The Company’s inability to raise capital, if and when needed, could seriously harm the growth of the business and results of operations.

The Company’s near and long-term operating strategies focus on promoting its new and existing solution offerings to increase its revenue and cash flow while better positioning the Company to compete under current market conditions.  At March 31, 2004, the Company had unused credit lines including overadvance capabilities of $1.5 million based on the facility with Laurus.

In August 2003, the Company negotiated the aforementioned $5.0 million credit facility with Laurus, the terms of which are considered more favorable to the Company than its previous facility.  In addition to securing a new facility, management has also taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  Management initiated certain discretionary actions in late 2002 and throughout 2003 to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets.

During the first quarter of 2004, and following the change in management, a number of non-discretionary restructuring actions have been taken to further reduce the cost base of the Company. The objective of those actions is to assure an improvement in operating margin on a moving forward basis from Q2 2004.  The target is to rebalance the revenue mix of the Company towards higher Software License and Support revenues, as well as to simplify and reduce the global infrastructure.

The Company has experienced net losses in each of the three years in the period ended December 31, 2003.  At March 31, 2004, the Company has an accumulated deficit of approximately $87.0 million and its current liabilities exceeded current assets by approximately $9.0 million.  The Company’s independent public accountants have included a going concern paragraph in their audit report on the December 31, 2003 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis-Finland based on headcount.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•      Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $105,000 and  $102,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $47,000 and $77,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $42,000 and  $103,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Tesnet Group Oy (formerly Intellitest International Oy), a company 35% owned by Proha, provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $66,000 and $93,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $6,000 and $20,000 for the quarters ended March 31, 2004 and 2003, respectively.

•      Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). ProCountor has provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of $13,000 and $0 for the quarters ended March 31, 2004 and 2003, respectively.

•      Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha(51%). Artemis Finland has charged Futura for accounting services of  $2,000 for each of the quarters ended March 31, 2004 and 2003.

At March 31, 2004, the Company maintained equity holdings in certain joint ventures with distributors of the Company’s products, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions (Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has informed Changepoint of its intent to exercise its put option and to sell its 40% interest in Changepoint France to Changepoint. On April 28, 2004, Compuware Corporation announced the signing of a definitive agreement to purchase privately held Changepoint.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of 90 days to provide additional collateral, if necessary, or repay the loan.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

At March 31, 2004, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

The Company utilizes lines of credit to fund operational cash needs.  We do not believe that we have material interest rate risk, however some of our lines of credit have variable interest rates which are based on commonly used bank interest indices. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act). Based upon our most recent evaluation, the CEO and CFO concluded that, as of March 31, 2004, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

There were no significant changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) of the 34 Act) during the quarter ended March 31, 2004 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

As previously reported a putative class action lawsuit captioned Charles Bland vs. Opus360 Corporation, et al., 01 Civ. 2938, was filed in the United States District Court for the Southern District of New York (the “Court”). Ten similar putative class actions also were filed in the Court. By Order dated August 10, 2001, the Court consolidated all eleven actions, and on September 24, 2001, the plaintiff served a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint was brought on behalf of all persons who acquired securities of the Company between April 7, 2000, and March 20, 2001.  Named as defendants in the Amended Complaint were the Company, ten current and former officers and directors of the Company, the underwriters of the Company’s initial public offering (“IPO”) and two shareholders who sold stock in a secondary offering concurrent with the IPO. The Amended Complaint alleged that, among other things, the plaintiff and members of the proposed class were damaged when they acquired securities of the Company because false and misleading information and material omissions in the registration statement relating to the IPO and the secondary offering caused the price of the Company’s securities to be artificially inflated.  The Amended Complaint asserted violations of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933.  Damages in unspecified amounts and certain rescission rights were sought.

In October 2001 all of the defendants filed motions to dismiss the Amended Complaint.  By Opinion and Order dated October 2, 2002, the Court granted all of the motions and dismissed the Amended Complaint, but granted plaintiffs leave to serve a second consolidated amended class action complaint (the “Second Amended Complaint”).  On October 30, 2002, plaintiffs served their Second Amended Complaint, which contained allegations similar to those in the Amended Complaint.  The defendants, including the Company, moved to dismiss the Second Amended Complaint on December 31, 2002. Before the motion was heard, the parties reached an agreement in principle to settle all claims asserted and any claims that could have been asserted in this litigation.

On June 18, 2003 the Company announced that it had signed an agreement for the settlement and release of all claims against Artemis and those certain officers and directors and the underwriters in the Second Amended Complaint.  The Court approved the settlement on October 10, 2003.  The settlement became final on November 12, 2003. The Company’s insurer covered substantially all of the $550,000 in total settlement costs.  The settlement should in no event be construed or deemed to be evidence of or an admission or concession on the part of the Company or any individually named defendant officer or director with respect to any claim of any fault or liability or wrongdoing or damage.

The Company is a party to a number of additional legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Item 2.    Change in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

The Company was obligated to file a registration statement with the SEC by September 15, 2003 to register certain restricted common stock of the Company as required under the credit facility with Laurus.  The Company is currently in discussion with Laurus to restructure the existing credit facility and to seek a waiver to extend such filing date.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

a.             Exhibits.

10.60	Sampo Bank Loan Agreement dated March 1, 2004.
31.1	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.             Reports on Form 8-K filed in the first quarter of 2004:

On January 23, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 regarding the announcement of the appointment of Patrick Ternier as the Company’s new president and CEO and the Company’s separation from its previous president and CEO, Michael Rusert.

On March 3, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 12 regarding the press release relating to the financial results for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation

Date:	May 21, 2004	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	May 21, 2004	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer