Form 10-K/A
period 2003-12-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2004-07-16
CIK 1099674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

4041 MacArthur Boulevard, Suite 401, Newport Beach, CA 92660

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

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $3.4 million.  There were 9,965,018 shares of common stock outstanding as of June 30, 2004.

ARTEMIS INTERNATIONAL SOLUTIONS CORP.

Annual Report on Form 10-K

For the Year Ended December 31, 2003

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement.”

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

The transaction was structured in two steps (the “Share Exchange Transactions”) since the number of authorized Opus360 shares needed to be increased to allow for the issuance of 8 million new shares to Proha in satisfaction of the 80% requirement.  Despite its two step structure, the transaction was accounted for upon the consummation of the first closing because Proha gained a majority controlling interest and the voting agreements discussed below effectively “locked in” phase two of the transaction.

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

Part II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock was listed on the NASDAQ National Market (“NASDAQ”) under the symbol “OPUS” from April 4, 2000 until June 29, 2001.  Since June 29, 2001, the stock has traded on the NASDAQ – Over-the-Counter Bulletin Board (“OTCBB”).  Effective November 25, 2001, the trading symbol on the OTCBB was changed to “AISC”.  Subsequent to the Company’s one for twenty-five reverse stock split on February 7, 2003, the trading symbol was changed to “AMSI”. Except for certain disclosures relative to the Proha/Opus 360 Share Exchange Transactions discussed above, all information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the February 7, 2003 reverse stock split.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock”.  Subject to certain exceptions, a penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  The market price of our common stock on the OTCBB during the fourteen months ended Feburary 29, 2004 has ranged between a high of $2.95 and a low of $1.00 per share, and our common stock is thus deemed to be penny stock for purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could severely limit the liquidity of the sale of our stock in the secondary market.

At March 9, 2004, the number of stockholders of record was approximately 747 (excluding beneficial owners and any shares held in street name or by nominees).  The following table sets forth the quarterly high and low sales prices on bid quotations per share, as retroactively adjusted for the aforementioned reverse stock split.

	High	Low
YEAR ENDING DECEMBER 31, 2003
First Quarter	$2.20	$1.00
Second Quarter	2.05	1.35
Third Quarter	2.45	1.50
Fourth Quarter	2.00	1.35
YEAR ENDED DECEMBER 31, 2002
First Quarter	1.53	0.78
Second Quarter	1.00	0.20
Third Quarter	2.38	0.25
Fourth Quarter	1.75	0.75
YEAR ENDED DECEMBER 31, 2001
First Quarter	25.75	2.35
Second Quarter	12.25	1.56
Third Quarter	3.00	1.38
Fourth Quarter	2.25	1.13

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

	Year Ended December 31,			Nine Months Ended December 31,	Year Ended March 31,
	2003	2002	2001	2000(a)(b)(c)	2000(c)
	(in thousands, except per share data)
Summary of operations data
Revenues	$57,291	$68,664	$67,646	$34,822	$49,303
Operating income (loss)	(8,092)	(3,746)	(66,483)	(11,398)	42
Net income (loss)	(7,891)	(3,948)	(59,764)	(10,797)	1,060
Basic earnings (loss) per common share	(0.79)	(0.40)	(6.78)	(1.40)	0.14
Shares used in computing basic earnings (loss) per common share	9,965	9,965	8,816	7,689	7,426
Diluted earnings (loss) per common share:	(0.79)	(0.40)	(6.78)	(1.40)	0.14
Shares used in computing earnings (loss) per common share	9,965	9,965	8,816	7,689	7,525

Balance sheet data:
Cash and cash equivalents	2,593	7,766	5,081	3,200	1,199
Working capital deficiency	(9,016)	(4,964)	(5,432)	(2,823)	(2,477)
Total assets	28,358	39,005	38,570	103,488	23,421
Long-term debt, including amounts due within one year	676	1,185	2,618	5,546	9,384
Total stockholders’ equity (deficit)	(3,173)	4,721	9,582	60,905	(996)

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

Significant Recent Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit andDisposal Activities,” was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002.  The Company is complying with SFAS No. 146.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instrumentsand Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics ofboth Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on the aforementioned effective dates.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign pension plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign pension plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The Company is presently evaluating the effect of SFAS No. 132-R on its annual and interim-period financial statement disclosures.

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

Results of Operations

The following table sets forth the unaudited percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2003	% of Revenue	2002	% of Revenue	2001	% of Revenue
			(in millions)
Revenue:
Software	$13.3	23	$15.1	22	$15.1	22
Support	16.6	29	15.7	23	15.5	23
Services	27.4	48	37.9	55	37.0	55
	57.3	100	68.7	100	67.6	100

Cost of revenue:
Software	0.7	1	1.7	2	2.5	4
Support	5.1	9	6.4	9	6.7	10
Services	20.3	35	24.6	36	23.9	35
	26.1	45	32.7	47	33.1	49

Gross margin	31.2	55	36.0	53	34.5	51

Operating expenses
Selling and marketing	15.9	28	12.5	18	16.8	25
Research and development	8.2	14	7.9	11	9.9	15
General and administrative	11.1	19	15.2	22	10.9	16
Amortization expense	4.1	7	4.1	6	18.8	28
Impairment charge	—	—	—	—	43.4	64
Management fees	—	—	—	—	0.8	1
Acquisition costs	—	—	—	—	0.4	1
	39.3	68	39.7	57	101.0	150

Operating loss	(8.1)	(13)	(3.7)	(4)	(66.5)	(99)

Non operating (income) expense
Interest expense, net	0.2	—	0.2	—	0.8	1
Equity in net loss of unconsolidated affiliates	0.3	1	0.4	1	0.4	1
Gain on sale of subsidiary and investee	(0.4)	(1)	(1.0)	(1)	—	—
Other expense, net	0.1	—	0.5	1	1.7	3
Foreign exchange (gain) loss	(0.7)	(1)	(0.4)	(1)	0.2	—
Non operating (income) expense, net	(0.5)	(1)	(0.3)	—	3.1	5

Income tax expense (benefit)	0.3	1	0.5	1	(9.7)	(14)
Net loss	$(7.9)	(13)	$(3.9)	(5)	$(59.9)	90

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

Deferred Revenue

The balance of deferred revenue decreased $0.8 million to $7.2 million at December 31, 2003 from $8.0 million at December 31, 2002.  The decrease is due to the following:

1.     Liability for prepaid consulting and support services totaling $1.0 million was released by one U.S. customer.  Therefore, the Company was able to recognize all of the deferred revenue in the third quarter of 2003.  This was a significant decrease to the deferred revenue balance.

2.     The prepaid software and services totaling $0.5 million by a UK customer in 2002 was released in 2003 after the services were rendered and the software criterion was accepted.  This lowered the deferred revenue balance.

3.     A few large supported customers, who renewed in December 2003, increased the deferred revenue by $0.3million.

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

The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded equity in net loss of unconsolidated affiliates of $0.3 million and $0.4 million in 2003 and 2002 respectively.

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

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.3 million for the year ended December 31, 2003.  The income tax expense on the pre-tax loss of approximately $7.6 million is principally the result of foreign income tax on the Company’s profitable non-US subsidiaries.

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

The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded equity in net loss of unconsolidated affiliates $0.4 million for the years 2002 and 2001.

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

Net cash used in operating activities was $4.4 million in 2003 compared to net cash provided by operating activities of $2.1 million in 2002. The net cash used in operating activities in 2003 was primary attributable to the net loss reported for the year of $7.9 million. Operating cash was further reduced by (i) a $0.7 million decrease in deferred revenue, (ii) a non-cash gain of $0.4 million from sales the sale of non-core operations of the Company, the proceeds of which are reported as an investing activity, and (iii) a net decrease in accounts payable and other liabilities of $1.4 million. The effects of these items on cash was offset by factors such as (i) non-cash expenses of $5.1 million in depreciation and amortization related to our fixed assets and intangible assets, (ii) and a $1.0 million decrease in trade accounts receivable. Our net loss of $3.9 million in 2002 was the primary component that reduced operating cash flow.  Operating cash was further reduced by (i) the $3.1 million increase in accounts receivable and (ii) a non-cash gain of $1.0 million from sales of our interests in certain affiliates, the proceeds of which are reported as an investing activity.  The effects of these items on cash was offset by factors such as (i) non-cash expenses of $6.2 million in depreciation and amortization related to our fixed assets and intangible assets, (ii) an increase of $2.1 million in deferred revenues and (iii) a net increase in accounts payable and other liabilities of $1.4 million.

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

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2003 is as follows:

	Year ending December 31,
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(in thousands)
Long-term debt Obligations	$676	$352	$35	$20	$269
Capital Lease Obligations	78	78	—	—	—
Operating Lease Obligations	7,727	3,136	4,553	38	—
Other Long Term Liabilities	2,834	—	—	—	2,834

	$11,315	$3,566	$4,588	$58	$3,103

The Company’s principal sources of liquidity are cash and cash equivalents, as well as expected cash flows from operations and the Company’s line of credit.  Cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003 offset by restructuring actions as described further below.  The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock.  Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt, and (iii) to strengthen the Company’s balance sheet.

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

The Company has experienced net losses in each of the three years in the period ended December 31, 2003.  At December 31, 2003, the Company has an accumulated deficit of $83.0 million and its current liabilities exceeded current assets by approximately $9.0 million.  The Company’s independent public accountants have included a going concern paragraph in their audit report on the December 31, 2003 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

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

While the re-audit by Squar Milner of the Company’s December 31, 2001 consolidated financial statements is now complete, the Company has decided not to file an amendment to its December 31, 2002 Form 10-K as previously disclosed, which would require obtaining the consents of certain predecessor auditors to re-issue their audit reports on the Company’s financial statements for the year ended December 31, 2000.  The Company has not obtained such consents, and instead, has included all relevant 2001 financial information in this annual report on Form 10-K for the year ended December 31, 2003.  Publishing that information in this report allows us to file expeditiously, make public the most current financial information, and to maximize the Company’s limited staffing and financial resources.

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

Effective March 29, 2004 and April 15, 2004, respectively, Mr. Amos Barzilay and Mr. Pekka Makela were appointed directors of the Company. Both, Mr. Joseph Liemandt, and Mr Bengt Algevik, were appointed directors of the Company effective June 16, 2004.

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

Code of Ethics

The Company has adopted a Code of Ethics for its “Senior Financial Officers” (the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, and others performing similar functions), as well as a Code of Business Conduct and Ethics for all its employees.  The Company shall, without charge, provide to any person, upon request, a copy of its Code of Ethics for Senior Financial Officers.  All such requests should be mailed to: Artemis International Solutions Corporation, 4041 MacArthur Blvd., Suite 401, Newport Beach, CA  92660, Attention: Robert Stefanovich, EVP/CFO.

As required by SEC rules, the Company will report within five business days the nature of any change or waiver of its Code of Ethics for Senior Financial Officers.

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION

The following table sets forth for each of the Company’s last three completed fiscal years, the compensation of the Company’s President and Chief Executive Officer (“CEO”) as of December 31, 2003, and the two most highly compensated executive officers other than the CEO as of the same fiscal year end, (collectively, the “Named Executive Officers”).  As defined by the SEC’s rules, no other person was a “most highly compensated executive officer” of the Company at December 31, 2003 or during the year then ended.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPENSATION ($)	NUMBER OF SECURITIES UNDERLYING OPTIONS (#)	ALL OTHER COMPENSATION ($)
Michael J. Rusert,	2003	$283,333	$25,200	*	—	—
Former President and	2002	$256,857	$163,800	*	250,000
Chief Executive Officer (1)	2001	—	—	—	—	—
Robert Stefanovich,	2003	$173,333	$8,820	—	—	—
Executive Vice	2002	$68,095	$36,156	—	20,000	—
President. Chief Financial Officer (2)	2001	—	—	—	—	—
Charles F. Savoni,	2003	$147,833	$5,670	—	—	—
Senior Vice President,	2002	$98,961	$31,378	—	7,000	—
General Counsel, Secretary (3)	2001	—	—	—	—	—

*                 The value of personal benefits provided was less than the minimum amount required to be reported.

(1)          Mr. Rusert was appointed to the position of President and Chief Executive Officer effective January 25, 2002.  He resigned from the Company effective January 16, 2004.

(2)          Mr. Stefanovich became Chief Financial Officer effective on September 27, 2002.

(3)          Mr. Savoni became an executive officer of the Company effective March 18, 2002.

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
THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE S & P APPLICATION SOFTWARE INDEX

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth information with respect to beneficial ownership of the Company’s common stock as of March 10, 2004, for (i) each person known by the Company to beneficially own more than 5% of each class; (ii) each director and nominee for director; (iii) each Named Executive Officer; and (iv) all of the Company’s executive officers and directors as a group.  Unless otherwise indicated, the principal address of each of the shareholders below is c/o Artemis International Solutions Corporation, 4041 MacArthur Boulevard, Suite 401, Newport Beach, CA 92660.

NAME OF BENEFICIAL OWNERS	TOTAL AMOUNT OF SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF COMMON STOCK OWNED
Proha Plc (2)
Maapallonkuja 1 A	7,977,062	80%
FIN-02210 Espoo

Directors and Executive Officers
Pekka Halonen	0	*
Ari B. Horowitz (4) (5)	226,738	2.3%
Michael Murphy	0	*
Olof Odman (3) (4) (5)	317	*
Pekka Pere (3) (4) (5)	317	*
Charles F. Savoni (5)	3,267	*
Robert Stefanovich (5)	6,667	*
Steven Yager (3) (4) (5)	40,000	*
All directors and executive officers as a group (8 persons) (6)	277,306	2.7%

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

The following table provides information about the Company’s common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2003.  See Notes 1 and 15 to the Company’s consolidated financial statements attached hereto.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by shareholders	949,350	$21.22	457,336
Equity compensation plans not approved by shareholders	92,433	134.25	—
Total	1,041,783	31.25	457,336

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

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  During 2002, Artemis Finland incurred $309,000 in fees for certain business consulting, legal and accounting services provided by Proha. In 2001, Artemis Finland incurred a fee of  $395,000 for management services provided by Proha.

•                  Additionally, Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $341,000,  $290,000 and  $167,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland.  The Service Charge was  $80,000, $82,000 and $93,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $254,000, $354,000 and $238,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $229,000, $340,000 and  $505,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $225,000, $219,000 and $265,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $47,000, $129,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). Artemis Finland has charged  $0, $17,000 and $0 to ProCountor for such software development services for the years ended December 31, 2003, 2002, and 2001, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy during 2003 and charged a fee for use of a web-based travel and expense claims program of $11,000 for the year ended December 2003.

•                  Artemis Finland cooperated with Futura One Oy, a company majority owned by Proha (51%). Artemis Finland has charged  $0, $17,000 and $26,000 to Futura One for software development services for the years ended December 31,

2003, 2002 and 2001, respectively. Artemis Finland has also charged  $2,000 to Futura One for accounting services for the year ended December 31, 2003.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP (“Squar Milner”) for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Squar Milner during such periods:

	For the years ended December 31,
	2003	2002
	(in thousands)
Audit fees	$375	$200
Audit related fees	7	7
Tax fees	48	49
All other fees	19	—

Total fees	$449	$256

The 2001 re-audit was performed by Squar Milner in 2003.  Audit fees of $175,000 were incurred by the Company for the 2001 re-audit, and are included in the above table for 2003.

Audit related fees relate to the benefit plan audit.  The tax fee relates to the preparation of the Company’s tax returns.  All other fees relate to special projects.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           (1) and (2) Documents filed as part of this Report.

1.	Report of Squar, Milner, Reehl & Williamson LLP, Independent Auditors.
2.	Consolidated Balance Sheets as of December 31, 2003, 2002 and 2001.
3.	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2003.
4.	Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2003.
5.	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003.
6.	Notes to Consolidated Financial Statements.

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1*	Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation. (4)
3.2*	Amended and Restated Bylaws of Artemis International Solutions Corporation was filed as Exhibit 3.1 to the Company’s Form 8-K dated September 13, 2002, and is hereby incorporated by reference.
4.1*	Certificate for Shares.
10.1*	Lease Agreement dated August 10, 1999, between the Company and Samson Associates, LLC as amended.
10.2*	Modification and Extension of Lease dated August 6, 1999, between the Company and Royal Realty Corp.
10.3*	Employment Agreement dated April 1, 1999, between the Company and Ari B. Horowitz.
10.3.1*	Amendment to Employment Agreement of Ari B. Horowitz dated September 2, 1999.
10.3.2	Promissory Note of Ari B. Horowitz. (4)
10.3.3	Second Amendment to Employment Agreement of Ari B. Horowitz dated May 1, 2001. (4)
10.3.4	Third Amendment to Employment Agreement of Ari B. Horowitz dated July 31, 2001. (4)
10.3.5	Fourth Amendment to Employment Agreement of Ari B. Horowitz dated January 10, 2003. (4)
10.5*	Loan and Security Agreement dated May 19, 1999, between Silicon Valley Bank and the Company.
10.6*	Loan and Security Agreement dated August 17, 1999, between Silicon Valley Bank and the Company.
10.7*	Amended and Restated Registration Rights Agreement dated March 16, 2000, among the Company and the Security holders parties thereto.
10.8*	The Company’s 1998 Stock Option Plan.
10.9*	Letter Agreement dated October 15, 1999, between the Company and J.P. Morgan Corporation. (3)
10.10*	Letter Agreement dated November 21, 1999, between the Company and CareerPath.com, Inc. (3)
10.11*	Standard Form of FreeAgent e.office services agreement.
10.12*	Series A Securities Purchase Agreement dated December 24, 1998, among the Company and the signatories thereto.
10.13*	Series B Securities Purchase Agreement dated September 3, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.
10.14*	Agreement and Plan of Merger dated May 27, 1999, among the Company, The Churchill Benefit Corporation, William Bahr and Churchill Acquisition Corp.
10.15*	Agreement and Plan of Merger dated January 30, 2000 among the Company, Opus PM Acquisition Corp., PeopleMover, Inc. and the other parties thereto.
10.16*	Agreement and Plan of Merger dated January 19, 2000 among the Company, Ithority Corporation and the other parties thereto.
10.17*	Asset Purchase Agreement dated as of January 12, 2000 among Brainstorm Interactive, Inc., the Company and the other parties thereto.
10.18*	Escrow Agreement dated as of February 24, 2000 among the Company, Suntrust Bank and James L. Jonassen and Ali Behnam.

10.19*	Escrow and Pledge Agreement dated as of January 19, 2000 among SunTrust Bank, the Company and the other parties thereto.
10.20*	Amended and Restated Employment Agreement dated February 2, 2000, between the Company and Richard S. Miller.
10.20.1	First Amendment to Amended and Restated Employment Agreement, between the Company and Richard Miller dated June 21, 2001. (4)
10.21*	Agreement between The Churchill Benefit Corporation and Automatic Data Processing.
10.22*	Employment Agreement dated February 29, 2000, between the Company and Allen Berger.
10.23*	Strategic Partner Registration Rights Agreement dated February 7, 2000 between the Company and Lucent Technologies Inc.
10.24*	The Company’s 2000 Stock Option Plan.
10.25*	The Company’s 2000 Stock Option Plan for Non-Employee Directors.
10.26*	The Company’s 2000 Employee Stock Purchase Plan.
10.27*	Registration Rights Agreement dated February 24, 2000 between the Company and the PM Security holders.
10.28*	PeopleMover, Inc. 1999 Stock Incentive Plan.
10.29*	Stock Purchase Agreement dated February 28, 2000, between the Company and Dell USA L.P.
10.30*	Form of Strategic Partner Registration Rights Agreement between the Company and Dell USA L.P.
10.33*	Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 by and between the Company and Richard S. Miller.
10.34A	Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000.(4)
10.35*	Pledge Agreement between Company and Richard S. Miller.
10.35A	Amended and Restated Pledge Agreement dated as of November 21, 2000 between Company and Richard S. Miller. (4)
10.36*	Form of Agreement between the Company and the FreeAgent e.office employee.
10.40	Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated June 30, 2000). (1)
10.40.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Jeanne Murphy. (4)
10.41	Employment Agreement dated September 7, 2000 between the Company and Peter Schwartz (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated December 31 2000). (1)
10.41.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Peter Schwartz. (4)
10.44

Employment Agreement dated January 25, 2002, between the Company and Michael J. Rusert  (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).

10.44.1	First Amendment to Employment Agreement between the Company and Michael J. Rusert dated October 1, 2002. (4)
10.44.2	Separation Agreement and Mutual Release between the Company and Michael J. Rusert.(5)
10.45

Employment Agreement dated March 1, 2002, between the Company and Charles F. Savoni. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002.)

10.45.1	First Amendment to Employment Agreement between the Company and Charles Savoni dated October 4, 2002. (4)
10.48	Employment Agreement dated October 9, 2002, between the Company and Robert Stefanovich.(4)
10.48.1	First Amendment to employment agreement dated October 9, 2002 between the Company and Robert Stefanovich. (5)
10.49	Secured Convertible Note dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
10.49.1	Amendment No. 1 to Convertible Note dated December 2, 2003 between the Company and Laurus Master Fund.
10.50	Security Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
10.51	Common Stock Purchase Warrant dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
10.52	Registration Rights Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd. (2)
14.1	Code of Business Conduct and Ethics Policy.(5)
14.2	Code of Ethics For Senior Financial Officers.(5)
24.1	Powers of Attorney (included on signature page).
31.1	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Incorporated by reference to our Registration Statement on Form S-1, Registration No. 333-93185.

(1)                                  Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2001—File No. 000-29793.

(2)	Incorporated by reference to Artemis’ Report Form 8-K filed August 21, 2003—File No. 000-29793.
(3)	We have been granted confidential treatment of certain provisions of this exhibit pursuant to Rule 406 of the Securities Act of 1933. The entire agreement has been filed separately with the SEC.
(4)	Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2002—File No. 000-29793.
(5)	Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2003—File No. 000-29793.

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
Date: July 12, 2004

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

Date:	July 12, 2004	/s/ Patrick Ternier
Patrick Ternier, President and Chief Executive Officer (principal executive officer)

Date:	July 12, 2004	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Executive Vice President and Chief Financial Officer (principal accounting officer)

Date:	July 12, 2004	/s/ Steve Yager
Steve Yager, Chairman of the Board

Date:	July 12, 2004	/s/ Michael Murphy
Michael Murphy, Director

Date:
Pekka Halonen, Director

Date:	July 12, 2004	/s/ Ari B. Horowitz
Ari B. Horowitz, Director

Date:	July 12, 2004	/s/ Olof Odman
Olof Odman, Director

Date:	July 12, 2004	/s/ Pekka Pere
Pekka Pere, Director

Date:
Amos Barzilay, Director

Date:	July 12, 2004	/s/ Pekka Makela
Pekka Makela, Director

Date:	July 12, 2004	/s/ Bengt Algevik
Bengt Algevik, Director

Date:	July 12, 2004	/s/ Joseph Liemandt
Joseph Liemandt, Director

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company has negative working capital of approximately $9.0 million and an accumulated deficit of approximately $83.0 million at December 31, 2003, and experienced negative operating cash flow for fiscal 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 9 to the accompanying consolidated financial statements, the Company’s previously issued December 31, 2002 consolidated balance sheet and its consolidated statement of stockholders’ equity and comprehensive loss for the year then ended did not reflect the additional minimum liability associated with the Company’s defined benefit pension plan (the “pension plan”).  The accompanying financial statements described in the preceding sentence have been restated to report such liability in the approximate amount of $1,060,000.  This retroactive adjustment has been charged directly to stockholders’ equity in accordance with accounting principles generally accepted in the United States of America. The Company has also revised certain disclosures relating to (a) the funded status of the pension plan and (b) the December 31, 2003 fair value of the pension plan’s assets. These differences principally resulted from the combination of a mathematical error and misapplication of certain financial-statement disclosure requirements. The amended disclosures did not effect the accompanying consolidated financial statements. In addition, as more fully described in Note 12 to the accompanying consolidated financial statements, the Company has restated its comprehensive loss for the year ended December 31, 2003 to reduce such loss by approximately $357,000 in order to correct the foreign currency translation adjustment relating to its investment in an unconsolidated joint venture. None of the adjustments or disclosure revisions discussed in this paragraph affected the previously reported net loss for any year presented in the accompanying consolidated statements of operations.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 2, 2004 except for the fifth paragraph of this audit report, Note 9, and the last paragraph of Note 12, as to which the date is July 6, 2004.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002	2001
		(As Restated)
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$2,593	$7,766	$5,081
Trade accounts receivable, net of allowance for doubtful accounts of approximately $299 at December 31, 2003, $296 at December 31, 2002 and $223 at December 31, 2001	13,628	14,593	11,465
Other accounts receivable	839	320	952
Prepaid expenses	1,123	1,351	2,404
Other current assets	694	1,647	392
Total current assets	18,877	25,677	20,294

Property and equipment, net of accumulated depreciation and amortization of $7,775, $7,197 and $5,194 at December 31, 2003, 2002 and 2001, respectively	1,192	1,588	2,725
Intangible assets, net of accumulated amortization of $8,235, $4118 and zero at December 31, 2003, 2002 and 2001, respectively.	6,520	10,637	14,755
Investment in affiliates and other assets	1,769	1,103	796
Total assets	$28,358	$39,005	$38,570

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$5,024	$4,468	$5,292
Accrued liabilities	5,222	6,925	5,954
Accrued payroll and related taxes	6,682	6,838	6,325
Deferred revenue	7,227	7,974	5,848
Line of credit, net	3,386	3,486	1,062
Current portion of long-term debt	352	950	1,245
Total current liabilities	27,893	30,641	25,726

Accrued pension and other liabilities	2,834	2,608	1,342
Deferred taxes	480	800	547
Long-term debt, less current portion	324	235	1,373
Total liabilities	31,531	34,284	28,988

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued or outstanding	—	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,965,018, 9,964,767 and 9,964,767 shares issued and outstanding for 2003, 2002 and 2001, respectively.	10	10	10
Additional paid-in capital	81,070	80,833	80,187
Accumulated deficit	(82,991)	(75,100)	(71,152)
Accumulated other comprehensive income (loss)	(1,262)	(1,022)	537
Total stockholders’ (deficit) equity	(3,173)	4,721	9,582
Total liabilities and stockholders’ (deficit) equity	$28,358	$39,005	$38,570

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)

Revenue:
Software	$13,286	$15,070	$15,105
Support	16,568	15,690	15,512
Services	27,437	37,904	37,029
	57,291	68,664	67,646
Cost of revenue:
Software	677	1,734	2,522
Support	5,102	6,389	6,705
Services	20,250	24,587	23,870
	26,029	32,710	33,097

Gross margin	31,262	35,954	34,549

Operating expenses:
Selling and marketing	15,942	12,544	16,782
Research and development	8,152	7,868	9,894
General and administrative	11,142	15,171	10,879
Amortization expense	4,118	4,117	18,832
Impairment charge	—	—	43,430
Management fees	—	—	806
Acquisition costs	—	—	409
	39,354	39,700	101,032

Operating (loss)	(8,092)	(3,746)	(66,483)

Interest expense, net	192	194	826
Equity in net loss of unconsolidated affiliates	318	392	362
Gain on sale of subsidiaries and investee	(393)	(977)	—
Other expense, net	91	495	1,680
Foreign exchange (gain) loss	(708)	(382)	178
	(500)	(278)	3,046

Loss before income taxes and minority interest	(7,592)	(3,468)	(69,529)

Income tax expense (benefit)	299	480	(9,670)

Loss before minority interest	(7,891)	(3,948)	(59,859)

Minority interest in net losses of unconsolidated subsidiary	—	—	95

Net (loss)	$(7,891)	$(3,948)	$(59,764)

Loss per common share:
Basic	$(0.79)	$(0.40)	$(6.78)
Diluted	$(0.79)	$(0.40)	$(6.78)

Weighted average common shares used in computing loss per common share
Basic	9,965	9,965	8,816
Diluted	9,965	9,965	8,816

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE
INCOME (LOSS)

For the Period January 1, 2000 to December 31, 2003

	Common Stock		Investment in Stock of Parent Company	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
						(As Restated)
	(in thousands)
Balance January 1, 2000	7,977	$8	$(2,783)	$74,570	$(11,388)	$498	$60,905
Cancellation of stock in Proha	—	—	2,783	(2,783)	—	—	—
Capital contributions-Proha	—	—	—	425	—	—	425
Shares of Opus360 outstanding prior to reverse acquisition deemed acquired	1,988	2	—	7,975	—	—	7,977
Net loss	—	—	—	—	(59,764)	—	(59,764)
Foreign currency translation adjustment	—	—	—	—	—	39	39
Comprehensive loss	—	—	—	—	—	—	(59,725)
Balance December 31, 2001	9,965	10	—	80,187	(71,152)	537	9,582
Net loss	—	—	—	—	(3,948)	—	(3,948)
Foreign currency translation adjustment	—	—	—	—	—	(500)	(500)
Adjustment related to pension plan accounting	—	—	—	—	—	(1,059)	(1,059)
Comprehensive loss (as restated)	—	—	—	—	—	—	(5,507)
Adjustment related to the reverse acquisition of Opus 360	—	—	—	646	—	—	646
Balance December 31, 2002	9,965	10	—	80,833	(75,100)	(1,022)	4,721
Net loss	—	—	—	—	(7,891)	—	(7,891)
Foreign currency translation adjustment (as restated)	—	—	—	—	—	(240)	(240)
Comprehensive loss (as restated)	—	—	—	—	—	—	(8,131)
Warrants issued	—	—	—	237	—	—	237
Balance December 31, 2003	9,965	$10	$—	$81,070	$(82,991)	$(1,262)	$(3,173)

The accompanying notes are an integral part of these consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Cash flow from operating activities:
Net (loss)	$(7,891)	$(3,948)	$(59,764)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	5,077	6,213	22,380
Minority interest	—	—	(95)
Equity in net loss of unconsolidated affiliates	273	392	362
Gains on sale of subsidiaries and investee	(393)	(977)	—
Deferred income taxes and other	—	—	(10,371)
Loss on impaired assets	—	—	43,430
Disposition of assets	(91)	—	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	965	(3,128)	7,095
(Increase) decrease in prepaid expenses and other assets	(173)	13	(1,755)
Increase (decrease) in deferred revenues	(747)	2,127	(4,402)
Increase (decrease) in accounts payable and other liabilities	(1,397)	1,388	(5,615)
Net cash provided by (used in) operating activities	(4,377)	2,080	(8,735)

Cash flow from investing activities:
Capital expenditures, net	(473)	(959)	(841)
Proceeds from sale of subsidiaries and investee	289	1,121	—
Cash provided by former parent contribution of subsidiaries	—	—	1,048
Cash provided from acquisitions	—	—	14,535
Net cash provided by (used in) investing activities	(184)	162	14,742

Cash flow from financing activities:
Net borrowings on lines of credit	226	2,424	2,747
Payments of debt and capital leases	(598)	(1,481)	(6,332)
Net cash provided by (used in) financing activities	(372)	943	(3,585)

Effect of exchange rate changes on cash	(240)	(500)	(542)

Net (decrease) increase in cash and cash equivalents	(5,173)	2,685	1,880

Cash and cash equivalents at the beginning of the year	7,766	5,081	3,201

Cash and cash equivalents at the end of the year	$2,593	$7,766	$5,081

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

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.  The Company has experienced net losses in each of the three years in the period ended December 31, 2003.  At December 31, 2003, the Company has an accumulated deficit of $83.0 million and its current liabilities exceeded current assets by approximately $9.0 million.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2003 is as follows:

	Year ending December 31,
	2004	2005	2006	2007	2008- thereafter	Total
	(in thousands)
Long-term debt	$352	$19	$8	$8	$289	$676
Obligations under non-cancellable operating leases	3,136	2,783	1,611	159	38	7,727
	$3,488	$2,802	$1,619	$167	$327	$8,403

Other cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003.  On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock.  Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt, and (iii) to strengthen the Company’s balance sheet.

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

Effective June 30, 2003 the Company paid off its Note Payable and $2.0 million Line of Credit (the “Foothill Facility”) held with Wells Fargo Foothill and obtained a bridge loan of $3.5 million from Proha to cover short-term cash needs until the Company was able to enter into a new asset-based lending facility.  In August of 2003, the Company negotiated a new $5.0 million credit facility, the terms of which are considered more favorable to the Company than the Foothill Facility; see Note 19 for a detailed discussion of the terms of this new borrowing arrangement.  In addition to securing a new facility, management has also taken some immediate steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  During 2002, management initiated discretionary restructuring activities to streamline the Company’s operations and to focus on its core expertise in enterprise portfolio and project management.  This entailed reducing the work force and selling certain non-core assets.  Further restructuring activities are expected to focus on increasing efficiencies within the Company’s global infrastructure.  The Company may also seek additional capital resources to fund strategic initiatives and further strengthen its global presence.  Such additional equity financing may be dilutive to the Company’s stockholders.  The Company’s capital requirements depend on numerous factors, including the rate of market acceptance of the Company’s products and services, the Company’s ability to service its customers, the Company’s ability to maintain and expand its customer base, the level of resources required to expand the Company’s marketing and sales organization, research and development activities and other factors.  Management believes that cash generated from operations as well as its current credit facilities will be sufficient to support the Company’s liquidity requirements through December 31, 2004, depending on operating results and the level of acceptance of its products, its costs and its short-term financing.

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

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present.  In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost to sell.  During the year ended December 31, 2001, the Company recorded impairment charges of approximately $43 million.  No such impairment charges were recorded during the years ended December 31, 2003 or December 31, 2002.  (See Note 5).

Translation of Foreign Currencies

Artemis uses the U.S. dollar as it functional currency.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS 52, Foreign Currency Translation, translation adjustments are included as a component of stockholders’ equity/deficit. The Company recorded a foreign exchange gain of $0.7 million and $0.4 million, and a foreign exchange loss of $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

The following weighted average assumptions were used as applicable in the table above:

	For the years ended December 31
	2003	2002	2001
Annual dividends	zero	zero	zero
Expected volatility	165%	180%	65%
Risk free interest rate	4.5%	4.5%	4.5%
Expected life	5 years	5 years	5 years

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

Significant Recent Accounting Pronouncements

SFAS No. 146, “Accounting for Costs Associated with Exit andDisposal Activities,” was issued in June 2002 and is effective for exit and disposal activities initiated after December 31, 2002.  The Company is complying with SFAS No. 146.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement 133 on Derivative Instrumentsand Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  This pronouncement is effective for contracts entered into or modified after June 30, 2003 (with certain exceptions), and for hedging relationships designated after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics ofboth Liabilities and Equity.”  SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for public companies as follows: (i) in November 2003, the FASB issued FASB Staff Position (“FSP”) FAS 150-03 (“FSP 150-3”), which defers indefinitely (a) the measurement and classification guidance of SFAS No. 150 for all mandatorily redeemable non-controlling interests in (and issued by) limited-life consolidated subsidiaries, and (b) SFAS No. 150’s measurement guidance for other types of mandatorily redeemable non-controlling interests, provided they were created before November 5, 2003; (ii) for financial instruments entered into or modified after May 31, 2003 that are outside the scope of FSP 150-3; and (iii) otherwise, at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted SFAS No. 150 on the aforementioned effective dates.  The adoption of this pronouncement did not have a material impact on the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign pension plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign pension plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The Company is presently evaluating the effect of SFAS No. 132-R on its annual and interim-period financial statement disclosures.

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

In the opinion of management, the book value of Opus 360 liabilities and current assets acquired at July 31, 2001 represents estimated fair value as they are generally liquid in nature.  The July 31, 2001 book value of purchased software approximates fair value because it was acquired from an unrelated party in May 2001.  The July 31, 2001 estimated fair value of capitalized software (relating to completed technology) and other noncurrent assets was based on an independent valuation   The third-party valuation firm also provided an opinion on the estimated fair value of the restricted common stock issued by Opus360; such value was used to measure the purchase price in the Share Exchange Transactions.  Estimated fair value of net assets acquired principally consisted of the following:

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

Sale of Accountor Oy

In November 2002, the Company sold its 19.9% interest in Accountor Oy to Pretax Ltd, an unrelated party.  Under the terms of the sale, the Company’s gross proceeds were $0.8 million less transaction costs and purchase commitments (net of reimbursements) of approximately $0.1 million.  The Company’s investment in Accountor Oy was carried at less than $0.1 million at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.7 million on the sale of Accountor Oy.  During 2003, subsequent events occurred that caused adjustments to the purchase price, as provided in the original agreements.  The result is the Company’s other income for the year ended December 31, 2003 includes a reduction of $0.1 million of the 2002 pretax gain on the sale of Accountor Oy.  The final pretax gain on the sale of Accountor Oy is $0.6 million.

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

Sale of Assets of Software Productivity Research

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Total consideration received for the sale of SPR, including liabilities assumed by the buyer, was $0.4 million.

Note 3. Trade Accounts Receivable

At December 31, 2003, 2002 and 2001, the breakdown of trade accounts receivable was as follows:

	December 31,
	2003	2002	2001
	(in thousands)
Americas	$1,938	$3,354	$1,633
EMEA	10,101	9,477	7,557
Japan	1,383	1,483	1,884
Asia	206	279	391
Total trade receivables, net	$13,628	$14,593	$11,465

Changes in the allowance for doubtful accounts receivable were as follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Beginning balance	$(296)	$(223)	$(138)
Provision for doubtful accounts receivable	(79)	(157)	(140)
Write-offs	76	84	55

Ending balance	$(299)	$(296)	$(223)

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2002	2001
	(in thousands)
Computer hardware	$5,402	$5,968	$5,452
Computer software	1,615	1,442	1,598
Leasehold improvements	336	341	354
Furniture and fixtures	1,255	964	409
Other	359	70	106
	8,967	8,785	7,919
Less accumulated depreciation and amortization	(7,775)	(7,197)	(5,194)
Total	$1,192	$1,588	$2,725

Note 5. Intangible Assets

Identifiable intangible assets consist of the following:

	December 31,
	2003	2002	2001
	(in thousands)
Customer base	$9,163	$9,163	$9,163
Current technologies	5,592	5,592	5,592
	14,755	14,755	14,755
Less accumulated amortization	(8,235)	(4,118)	—
Total	$6,520	$10,637	$14,755

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

See Note 19 for additional information regarding the Laurus Note.

Interest paid for the year ended 2003, 2002 and 2001 was approximately $0.1 million, $0.2 million and $0.8 million, respectively.

	December 31,
	2003	2002	2001
	(in thousands)

Liability to Foothill Capital Corporation.	$—	$683	$1,766

Note payable to Proha. Interest rate of 4% annually which is payable on demand.	177	130	423

Finland government installment loans, average effective interest rate of 2.3%, 3.6% and 4.2% for 2003, 2002 and 2001, respectively, payable through September 25, 2006.	365	245	161

Bank Societe Generale term loan due through December 31, 2003, average effective interest rate of 4.0% for 2002 and 4.3% for 2001.	56	127	173

Other long-term liabilities	78	—	95
	$676	$1,185	$2,618
Less current portion of long term debt	(352)	(950)	(1,245)
Long term debt, less current portion	$324	$235	$1,373

Note 7. Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $3.9 million, $4.2 million and $3.2 million, respectively.

Future minimum rental commitments for the above operating leases are as follows:

Year ending December 31,	(in thousands)
2004	$3,136
2005	2,783
2006	1,611
2007	159
2008 & Thereafter	38
Total	$7,727

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

Net defined benefit pension cost included the following components:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Service cost (benefits earned during the year)	$191	$162	$180
Interest cost on projected benefit obligation	388	322	320
Expected return on plan assets	(311)	(351)	(374)
Amortization of unrecognized actuarial net loss	117	—	—
	$385	$133	$126

Other pension data follows:

	For the years ended December 31,
	2003	2002	2001
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$6,281	$5,022	$5,399
Effect of changes in foreign currency exchange rate	731	599	(159)
Service cost	191	162	180
Interest cost	388	322	320
Plan participants’ contributions	107	94	120
Actuarial loss (gain)	1,030	197	(808)
Benefits paid, net *	207	(115)	(30)
Benefit obligation at end of year	$8,935	$6,281	$5,022

Change in Plan Assets
Fair value of plan assets at beginning of year	$4,108	4,405	4,698
Effect of changes in foreign currency exchange rate	445	498	(139)
Actual return on plan assets	949	(975)	(393)
Employer contribution	249	200	149
Plan participants’ contributions	107	94	120
Benefits paid, net *	207	(114)	(30)
Fair value of plan assets at end of year	$6,065	$4,108	$4,405

* Benefits paid are net of transfers from other pension arrangements.

	December 31,
	2003	2002	2001
	(in thousands)
Reconciliation of Funded Status
Excess of benefit obligation over fair value of plan assets	$(2,870)	$(2,172)	$(617)
Unrecognized prior service cost	—	—	—
Unrecognized net actuarial loss	2,270	1,796	262
Accrued pension benefit cost	$(600)	$(376)	$(355)

The primary actuarial assumptions used in determining the above pension benefit obligation amounts were as follows:

	For the years ended December 31,
	2003	2002	2001
Discount Rate	5%	6%	6%
Increase in Future Compensation	5%	4%	5%
Annual Rate of Return on Plan Assets	7%	7%	8%

As permitted by SFAS No. 87, Employers’ Accounting for Pensions, actuarial gains and losses are generally not amortized to pension expense in the period in which they arise when the gain/loss is not yet included in the market-related value of plan assets.  GAAP allows such deferral accounting in any period in which the beginning-of-the-year unrecognized actuarial net gain or loss does not exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.

For the years ended December 31, 2002 and 2001, the Company’s defined benefit pension plan was eligible for the deferral accounting described in the preceding paragraph.  Thus pension expense for such years does not include any amortization of the actuarial net change in the market-related value of plan assets.

The accounting for the Company’s defined benefit pension plan described above (the “pension plan”) is governed by SFAS No. 87.  This pronouncement requires that an additional minimum liability (as defined) be recorded when certain conditions are met at the balance sheet date.  Since the Company’s unrecognized prior service cost was nil at December 31, 2002 and 2003, such liability must be charged directly to stockholders’ equity/deficit as a component of other comprehensive income or loss.  Management has recently determined that the Company did not reflect such liability in the 2002 consolidated financial statements included in its December 31, 2003 Form 10-K filed with the SEC on March 30, 2004.  The accompanying December 31, 2002 consolidated balance sheet and the consolidated statement of stockholders’ equity and comprehensive loss for the year then ended have been restated to reflect an additional minimum pension liability of approximately $1,060,000.  This adjustment did not affect the previously reported net loss for either of the two years in the period ended December 31, 2003.  The change in such liability from December 31, 2002 to December 31, 2003 (as reported by the independent actuary) is not material; accordingly, no adjustment of the Company’s previously issued 2003 consolidated financial statements has been reflected.

The Company has also revised certain disclosures in the above tables relating to (a) the funded status of the pension plan and (b) the December 31, 2003 fair value of the pension plan’s assets. The differences principally resulted from the combination of a mathematical error and misapplication of certain financial-statement disclosure requirements. Since the related amounts were properly reported in the previously issued financial statements, the amended disclosures described in this paragraph did not effect the accompanying consolidated financial statements.

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

Income taxes paid for the years ended December 31, 2003, 2002 and 2001 were less than $0.1 million for each year.  The Company has a U.S. federal tax net operating loss carryforward (“NOL”) of approximately $23 million at December 31, 2003 that begins expiring in 2009 and U.S. state NOL’s with expiration dates ranging from five to 20 years.  Foreign NOL’s that may be allowed under the tax laws in applicable foreign countries are not significant.

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

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

During 2002, Artemis Finland incurred $309,000 in fees for certain business consulting, legal and accounting services provided by Proha. In 2001, Artemis Finland incurred a general management fee of  $395,000 for management services provided by Proha.

Additionally, Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-

related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $341,000, $290,000 and  $167,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland.  The Service Charge was  $80,000, $82,000 and $93,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $254,000, $354,000 and $238,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $229,000, $340,000 and  $505,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $225,000, $219,000 and $265,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $47,000, $129,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). Artemis Finland has charged  $0, $17,000 and $0 to ProCountor for such software development services for the years ended December 31, 2003, 2002 and 2001, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy during year 2003 and charged a fee for use of a web-based travel and expense claims program of $11,000 for the year ended December 2003.

Artemis Finland cooperated with Futura One Oy, a company majority owned by Proha (51%). Artemis Finland has charged  $0, $17,000 and $26,000 to Futura One for such software development services for the years ended December 31, 2003, 2002 and 2001, respectively. Artemis Finland has also charged  $2,000 to Futura One for accounting services for the year ended December 31, 2003.

At December 31, 2003, 2002 and 2001, the Company maintained the following equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Scandinavia and the Netherlands, which are accounted for under the cost method.  The Company records its equity interest in losses first to the investment balance, then against loans or advances receivable.

		At December 31, 2003			For The Year Ended December 31,2003
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
				(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,871	$189	$5,170	$59
Metier Plancon BV	11.8%	121	620	81	2,900	(65)
DA Management Solutions	29.0%	4	—	—	—	—
Intellisoft Oy	19.9%	—	230	—	1,169	(44)
Changepoint France	40.0%	711	816	—	572	(268)
Other Distributors	0%	—	—	74	—	—
		$880	$5,537	$344	$9,811	$(318)

		At December 31, 2002			For The Year Ended December 31, 2002
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$4,081	$221	$3,783	$79
Metier International Holdings BV (Holland)	19.0%	121	960	58	3,356	—
Accountor Oy (See note 2) & Intellisoft Oy	19.9%	—	714	—	1,011	(107)
DA Management Solutions	29.0%	4	—	—	—	—
Changepoint France	40.0%	204	909	—	660	(364)
Other Distributors	0%	—	—	143	—	—
		$373	$6,664	$422	$8,810	$(392)

		At December 31, 2001			For The Year Ended December 31, 2001
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,536	$233	$3,035	$41
Metier International Holdings BV (Holland)	19.0%	121	1,325	89	3,517	21
Accountor Oy & Intellisoft Oy	19.9%	168	1,671	—	5,222	(79)
DA Management Solutions	29.0%	4			—	—
Changepoint France	40.0%	—	763	394	626	(345)
Other Distributors	0%		—	353	—	—
		$337	$7,295	$1,069	$12,400	$(362)

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  Management is considering exercising the put option to sell the Company’s 40% interest in Changepoint France to Changepoint for an amount equal to its investment in Changepoint France.  As of December 31, 2003 the total investment, including advances due to Artemis France is approximately $1.7 million.  The above December 31, 2003 table excludes the Company’s advances to Changepoint France.

The Company has restated its comprehensive loss for the year ended December 31, 2003 to reduce it by approximately $357,000 in order to correct the foreign currency translation adjustment relating to its investment in Changepoint France. Such adjustment did not affect the previously reported net loss for any year presented in the accompanying consolidated statements of operations.

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

KPMG subsequently informed management that it would not authorize the Company to include KPMG’s audit report on the Company’s 2001 financial statements in the Company’s annual report on Form 10-K for 2002.  In response, management labeled all 2001 financial statements and related data included in its December 31, 2002 Form 10-K as “unaudited.”  In addition, management engaged Squar Milner to ”re-audit” the Company’s December 31, 2001 consolidated financial statements.  While the re-audit by Squar Milner of the Company’s December 31, 2001 consolidated financial statements is now complete, the Company has decided not to file an amendment to its December 31, 2002 Form 10-K as previously disclosed, which would require obtaining the consents of certain predecessor auditors to re-issue their audit reports on the Company’s financial statements for the year ended December 31, 2000.  The Company has not obtained such consents, and instead has included all relevant 2001 financial information in this annual report on Form 10-K for the year ended December 31, 2003.  Publishing such information in this report allows the Company both to file expeditiously and make public the most current financial information, and to maximize the Company’s limited staffing and financial resources.

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

On August 14, 2003, the Company entered into a Security Agreement, Secured Convertible Note, Registration Rights Agreement and Common Stock Purchase Warrant, with Laurus.  Such agreements were filed with the SEC under cover of Form 8-K dated August 15, 2003.  Pursuant to the agreements, the Company received a $5.0 million revolving credit facility in the form of a three-year Convertible Note secured by a security interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights.  Borrowings under the revolving credit facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. Advances on the Convertible Note may be repaid at the Company’s option, in cash or through the issuance of the Company’s shares of restricted common stock.  For the first six months, the Convertible Note will bear interest at a rate equal to the greater of (i) the Prime Rate (as defined) plus three quarters of a percent, or (ii) 5% per annum.  Thereafter, the interest rate will be the Prime Rate less zero to 1,250 basis points depending on the average fair market value (as defined) of the Company’s common stock. In addition, the Company is required to pay a collateral management payment of 0.075% of the average aggregate outstanding balance during the month plus an unused line payment of 0.40% per annum. The Laurus credit facility automatically renews every three years unless cancelled by the Company or Laurus. An early termination fee of up to $100,000 will be payable if the facility is terminated prior to August 13, 2006.   The facility also provides the Company the flexibility to access additional funds above what is available based upon eligible trade accounts receivable (“Overadvances”). Overadvances accrue interest at a rate of 0.25% per month. At December 31, 2003, the outstanding balance under the revolving credit facility was $3.5 million, of which approximately $2.1 million is considered Overadvances. The net proceeds were used to repay a bridge loan provided by Proha and for general working capital needs.

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

Note 20. Event Subsequent to the March 2, 2004 Date of the Report of the Independent Registered Public Accounting Firm (Unaudited)

On June 16, 2004 (the “Closing Date”), the Company completed a private placement of $9.0 million of convertible preferred stock. In connection with the private placement, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock to certain accredited investors (the “Series A Holders”), priced at $2.20 per share, each of which is convertible into one share of restricted common stock.

In addition, the Company issued to the Series A Holders (i) 5-year warrants to purchase an aggregate of 409,090 shares of restricted common stock at an exercise price of $2.64 per share that vest and became exercisable on the issuance date and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that, the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of restricted common stock at $.01 per share based upon the Six Month Price. The number of issuable shares will be determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the common stock of the Company for any 15 consecutive day period during the six-month period immediately following the Closing Date. The maximum number of shares issuable for the Additional Warrants is approximately 1,058,000 shares.

Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt, and (iii) to strengthen the Company’s balance sheet. $2,157,630 of the proceeds were transferred on behalf of Artemis directly to Laurus to pay off the over-advance portion due to Laurus under the line-of-credit. In addition, $2,342,370 of proceeds were placed into escrow for a thirty-day period subject to the satisfaction of certain conditions set forth in the Escrow Agreement.

The Series A Holders (i) are entitled to one vote per share on all matters upon which holders of Common Stock are entitled to vote, (ii) have certain voting consents and (iii) so long as at least twenty-five percent of the shares of preferred stock are outstanding, have the right to elect one member of the board of directors of the Company.

The Company is obligated to file a registration statement with the SEC by July 16, 2004 to register the restricted common stock, which may be issued as described above.