Form 10-Q
period 2004-06-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2004-08-11
CIK 1099674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2004

or

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

(949) 660-6500

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

There were 9,965,018 shares of common stock outstanding as of July 31, 2004.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2004

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents (includes restricted cash of $2,342)	$9,268	$2,593
Trade accounts receivable, net of allowance for doubtful accounts of approximately $234 at June 30, 2004 and $299 at December 31, 2003	10,855	13,628
Other accounts receivable	615	839
Prepaid expenses	1,309	1,123
Other current assets	201	694
Total current assets	22,248	18,877

Property and equipment, net of accumulated depreciation and amortization of $7,875 at June 30, 2004 and $7,775 at December 31, 2003	1,027	1,192
Intangible assets, net of amortization of $10,294 at June 30, 2004 and $8,235 at December 31, 2003	4,461	6,520
Investment in affiliates and other assets	1,581	1,769
Total assets	$29,317	$28,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,211	$5,024
Accrued liabilities	5,113	5,222
Accrued payroll and related taxes	5,219	6,682
Deferred revenue	7,320	7,227
Line of credit, net	1,174	3,386
Current portion of long-term debt	399	352
Total current liabilities	22,436	27,893

Accrued pension and other liabilities	3,357	2,834
Deferred taxes	480	480
Long-term debt, less current portion	3,399	324
Total liabilities	29,672	31,531

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, liquidation preference of $2.20 per share, $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding at June 30, 2004	4	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,965,018 shares issued and outstanding at June 30, 2004 and December 31, 2003	10	10
Additional paid-in capital	89,822	81,070
Accumulated deficit	(88,683)	(82,991)
Accumulated other comprehensive loss	(1,508)	(1,262)
Total stockholders’ deficit	(355)	(3,173)
Total liabilities and stockholders’ deficit	$29,317	$28,358

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue:
Software	$3,329	$3,063	$6,125	$7,673
Support	4,118	4,026	8,517	8,320
Services	5,984	6,379	12,405	13,670
	13,431	13,468	27,047	29,663

Cost of revenue:
Software	2	165	93	425
Support	1,383	1,285	2,861	2,628
Services	4,812	5,148	9,548	10,772
	6,197	6,598	12,502	13,825

Gross margin	7,234	6,870	14,545	15,838

Operating expenses:
Selling and marketing	3,754	4,154	7,598	8,117
Research and development	2,041	2,007	4,108	4,149
General and administrative	2,000	3,349	4,677	6,018
Amortization expense	1,029	1,029	2,058	2,058
Restructuring charge	148	—	1,395	—
	8,972	10,539	19,836	20,342

Operating loss	(1,738)	(3,669)	(5,291)	(4,504)

Interest expense, net	117	19	208	45
Other (income), net	(123)	(111)	(279)	(114)
Foreign exchange (gain) loss	(13)	224	91	170
	(19)	132	20	101

Loss before income taxes	(1,719)	(3,801)	(5,311)	(4,605)

Income tax expense	81	201	381	305

Net loss	$(1,800)	$(4,002)	$(5,692)	$(4,910)

Loss per common share:
Basic	$(0.18)	$(0.40)	$(0.57)	$(0.49)
Diluted	$(0.18)	$(0.40)	$(0.57)	$(0.49)

Weighted average common shares used in computing loss per common share	9,965	9,965	9,965	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)

Cash flow from operating activities:
Net loss	$(5,692)	$(4,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,418	2,759
Gain on disposition of assets	(86)	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	2,773	3,482
Decrease in prepaid expenses and other assets	719	1,216
(Decrease) increase in deferred revenue	93	(1,497)
Decrease in accounts payable and other liabilities	(2,862)	(1,552)
Net cash used in operating activities	(2,637)	(502)

Cash flow from investing activities:
Capital expenditures, net	(108)	(565)
Net cash provided by (used in) investing activities	(108)	(565)

Cash flow from financing activities:
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	8,756	—
Net repayments on lines of credit	(2,212)	(2,550)
Principal borrowings of debt	3,122	2,868
Net cash provided by financing activities	9,666	318

Effect of foreign currency exchange rate changes on cash and cash equivalents	(246)	39

Net increase (decrease) increase in cash and cash equivalents	6,675	(710)

Cash and cash equivalents at the beginning of the period	2,593	7,766

Cash and cash equivalents at the end of the period	$9,268	$7,056

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$49	$57
Cash paid for income taxes	$555	$170

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(all tabular amounts in thousands except share amounts)

Note 1. Organization

Artemis International Solutions Corporation, including its subsidiaries (“Artemis”, or the “Company”), is one of the world’s leading providers of investment planning and control software and services.  Since 1976 the Company has been helping organizations improve their performance through portfolio, project and resource management.

Customers use the Company’s software and services in such key areas as (i) IT management and governance, (ii) developing new products such as pharmaceuticals, (iii) helping governmental agencies promote business efficiency through better alignment and allocation of resources, (iv) maintaining nuclear power stations and (v) managing the Joint Strike Fighter program for the US government.  The Company has an international distribution network in over 44 countries.

Note 2.  Basis of Presentation and Going Concern Considerations

The accompanying condensed consolidated financial statements of Artemis, which include the accounts of its wholly-owned subsidiaries for the six month periods ended June 30, 2004 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2003 contained in the Company’s annual report on Form 10-K/A, as filed with the Securities and Exchange Commission on July 16, 2004 (the “Annual Report”).  All significant intercompany transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, (either individually or in concert with Proha) are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2003 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At June 30, 2004, the Company’s current liabilities exceeded current assets by $0.2 million and the Company reported a cash balance of $9.3 million. Operating cash flow was negative $2.9 million for the six months ended June 30, 2004. The Company has taken a number of actions to improve its financial strength and cash availability. On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 13) significantly strengthening the Company’s financial position. Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s balance sheet.

Prior to the private placement, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003 (see Note 9) to increase the Company’s financial flexibility.  In addition to the aforementioned facility, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million to cover its short-term cash needs. The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan and France.

In addition to the lending facilities available to the Company, management has taken other steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. In late 2002, the Company decided to start divesting certain non-core investments and operations to focus on its core expertise in enterprise portfolio and project management. This resulted in the sale of its 19.9% interest in Accountor Oy (Finland), ABC Technologies Sarl (France) and its Software Productivity Research operations (US) in November 2002, December 2002 and October 2003, respectively. During 2003, the Company also initiated discretionary restructuring activities that included workforce reductions and other cost reductions to respond to the weakening of certain of the Company’s markets, increased operating losses and negative cash flow from operations. Because some of the Company’s key operating metrics did not improve in late 2003, the Company adopted a nondiscretionary restructuring plan (see Note 11) that was implemented and communicated to the employees affected by the related workforce reductions during the six months ended June 30, 2004.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 2004 and the results of operations and cash flows for the six months ended June 30, 2004 and 2003.  The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2004.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Note 3.  Stock-Based Employee Compensation

The Company has several stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No.25, Accounting for Stock Issued to Employees , and related interpretations.  No stock-based employee compensation cost is reflected in the statements of operations as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.  Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123, provides alternative methods for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation as described in SFAS No. 123 Accounting for Stock-Based Compensation . This standard also requires additional disclosure related to stock-based employee compensation in annual and interim financial reporting. This standard is generally effective for fiscal years ended after December 15, 2002 and did not have any impact on our condensed consolidated financial statements except for the tabular disclosure presented below.

The following table illustrates the effect on loss and loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 for all of its stock-based employee compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss as reported	$(1,800)	$(4,002)	$(5,692)	$(4,910)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(224)	(216)	(299)	(538)
Pro forma net loss	$(2,024)	$(4,218)	$(5,991)	$(5,448)

Basic and diluted loss per common share
As reported	$(0.18)	$(0.40)	$(0.57)	$(0.49)
Pro forma	$(0.20)	$(0.42)	$(0.60)	$(0.55)

Subsequent to March 31, 2004, the board of directors granted 885,000 options to executive management and other key employees to purchase common stock of the Company at $1.35 per share (the market value on the date of grant). The vesting of 515,000 of these options is tied to future performance criteria that have not been finalized as of the date of this report. Accordingly, pro forma compensation expense related to these option grants has not been included in the table above.

For disclosure purposes only, the fair-value of all stock options granted to employees is estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility 202%, risk-free interest rate 4.5%, expected life 5 years, no dividends.

Note 4.  Significant Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004.  Management has determined that the Company does not have any VIEs, and there is no impact on its consolidated financial statements.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2,003	2004	2,003
	(Unaudited)		(Unaudited)
Numerator:
Net loss	$(1,800)	$(4,002)	$(5,692)	$(4,910)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965	9,965	9,965

Basic and diluted loss per common share	$(0.18)	$(0.40)	$(0.57)	$(0.49)

Note 6. Comprehensive Loss

Comprehensive loss consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ equity / deficit that are excluded in the determination of net income or loss.  The Company has restated its comprehensive loss for the three and six months ended June 30, 2003 consistent with the restatement of certain calendar 2003 consolidated financial statements included in the Company’s Annual Report. The restatement was made to correct the foreign currency translation adjustment related the Company’s investment in Changepoint France. Such adjustment did not affect the Company’s previously reported net loss for any of the quarters in 2003. The calculation of comprehensive loss for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(in thousands)		(in thousands)
Net loss	$(1,800)	$(4,002)	$(5,692)	$(4,910)
Translation gain (loss)	13	(69)	(246)	39
Comprehensive loss - as previously reported	(1,787)	(4,071)	(5,938)	(4,871)
Retroactive adjustment	—	(69)	—	(241)
Comprehensive loss - as restated	$(1,787)	$(4,140)	$(5,938)	$(5,112)

Note 7. Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility.  The Company has assigned its management responsibilities to cover four geographic areas:  Americas, EMEA (Europe, Middle East and Africa), Japan, and Asia.  Each geographic area is managed by an executive vice president of the Company.  The following unaudited table presents financial information about the Company’s operations by geographic region:

Three Months Ended June 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$579	$2,194	$421	$135	$3,329
Support	1,231	2,362	441	84	4,118
Services	1,008	4,465	451	60	5,984
Total revenue	2,818	9,021	1,313	279	13,431

Cost of revenue:
Software	12	4	(14)	—	2
Support	390	815	148	30	1,383
Services	876	3,507	346	83	4,812
Total cost of revenue	1,278	4,326	480	113	6,197

Gross margin	1,540	4,695	833	166	7,234

Operating income (loss)	$(1,976)	$39	$285	$(86)	$(1,738)

Three Months June 30, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$504	$1,831	$540	$188	$3,063
Support	1,302	2,219	429	76	4,026
Services	1,600	3,954	848	(23)	6,379
Total revenue	3,406	8,004	1,817	241	13,468

Cost of revenue:
Software	36	71	51	7	165
Support	423	688	136	38	1,285
Services	1,379	3,292	401	76	5,148
Total cost of revenue	1,838	4,051	588	121	6,598

Gross margin	1,568	3,953	1,229	120	6,870

Operating income (loss)	$(3,789)	$(413)	$646	$(113)	$(3,669)

Six Months Ended June 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,134	$4,047	$632	$312	$6,125
Support	2,472	4,990	909	146	8,517
Services	2,190	8,914	1,006	295	12,405
Total revenue	5,796	17,951	2,547	753	27,047

Cost of revenue:
Software	17	41	35	—	93
Support	812	1,702	281	66	2,861
Services	1,760	6,925	692	171	9,548
Total cost of revenue	2,589	8,668	1,008	237	12,502

Gross margin	3,207	9,283	1,539	516	14,545

Operating income (loss)	$(5,177)	$(545)	$449	$(18)	$(5,291)

Six Months June 30, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,335	$5,060	$965	$313	$7,673
Support	2,667	4,637	865	151	8,320
Services	3,506	8,369	1,575	220	13,670
Total revenue	7,508	18,066	3,405	684	29,663

Cost of revenue:
Software	61	201	153	10	425
Support	846	1,420	297	65	2,628
Services	2,915	6,754	929	174	10,772
Total cost of revenue	3,822	8,375	1,379	249	13,825

Gross margin	3,686	9,691	2,026	435	15,838

Operating income (loss)	$(6,432)	$1,068	$886	$(26)	$(4,504)

Identifiable assets are also assigned by region based upon management responsibility.  There have been no material changes in identifiable assets by reportable segment since the latest annual report filed with the SEC.

Note 8. Commitments and Contingencies

The Company is a party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 9. Long-Term Debt and Revolving Credit Facility

Laurus Credit Facility

On August 14, 2003, the Company entered into an agreement with Laurus and received a $5.0 million revolving credit facility (the “Laurus facility”) in the form of a three-year Convertible Note secured by a security interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights.  Borrowings under the Laurus Facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. The Laurus Facility automatically renews every three years unless cancelled by the Company or Laurus.

The Company used $2.2 million of the net proceeds of a $9.0 million private placement of convertible preferred stock completed on June 16, 2004 (see Note 13), to reduce the amount outstanding under the Laurus Facility. At June 30, 2004, the outstanding balance under the Laurus Facility was $1.3 million, of which $0.5 million represents past due over-advances. Subsequent to quarter-end, the Company restructured and amended the Laurus Facility as described further below, whereby the amount outstanding was increased to $1.5 million of which no portion is considered an over-advance.

On August 20, 2003 and September 29, 2003, the Company received waiver letters from Laurus extending the due date of the over-advances through November 28, 2003, in exchange for $63,000 in cash. On December 2, 2003, the Company agreed with Laurus to further extend the over-advances through February 28, 2004, in exchange for amending the Secured Convertible Note.

On July 30, 2004, the Company and Laurus agreed to restructure and amend the revolving credit facility and replaced the Secured Convertible Note of up to $5.0 million with a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the amount of $1.5 million and a Secured Revolving Note of up to $3.5 million (the “Laurus Restructuring”).  The Minimum Borrowing Note is due on August 26, 2006 and is convertible into common stock of the Company at the option of the holder at the following prices: 190,000 shares at $1.45 per share, 190,000 shares at $1.81 per share, and 342,646 shares at $2.57 per share. Thereafter, the conversion price adjusts to 105% of the average closing market price of the Company’s common stock for the five trading days immediately preceding each additional borrowing (in serialized $1.5 million increments) under the Minimum Borrowing Note.  Loans exceeding $1.5 million may be available to the Company, based on a formula set forth in the original Minimum Borrowing Note.  All of the aforementioned conversion prices are subject to downward adjustment under certain conditions.  Under the terms of the related agreement, conversion of the Minimum Borrowing Note into the Company’s common stock may not result in beneficial ownership by Laurus (including shares issuable because of outstanding warrants that are exercisable within sixty days of any determination date) of more than 2.5% of the Company’s outstanding common stock.  The Minimum Borrowing Note has a 30% prepayment penalty. Any loans under the Secured Revolving Note are convertible only in an event of default. The Company had no loans outstanding under the Secured Revolving Note as of the date of this report.

Absent an event of default as defined, the post-February 15, 2004 interest rate on both of the July 2004 amended Laurus notes described above is (except as explained in this paragraph) the greater of the Wall-Street-Journal prime rate plus 0.75% (the “adjustable interest rate”) or 5%.  After the Company’s July 19, 2004 registration statement is declared effective by the SEC (see below), the adjustable interest rate may be periodically reduced based on certain defined differences between the average market price of the Company’s common stock and the conversion prices set forth above, provided that such market price is at least 130% of the applicable conversion price.  The maximum contractual adjustment would reduce the discounted interest rate to the prime rate minus 1.25%.

Under the original agreements, the Company was obligated to file a registration statement with the SEC by September 15, 2003 to register the Company’s common stock underlying the Laurus facility. The Company was delinquent in filing such registration statement and was subject to potential liquidated damages as a result of this delinquency. As part of the Laurus Restructuring, the Company received a waiver from Laurus with respect to their rights and remedies for the failure to file the registration statement timely. In consideration for such waiver, the Company has agreed to pay a penalty of $75,000.  The Company has further agreed with Laurus to reset the filing date to August 29, 2004. The Company intends to amend its registration statement on Form S-1 filed with the SEC on July 19, 2004 to include the common stock underlying the Laurus Restructuring, and does not expect any further delays in such filing.

The indebtedness to Laurus at June 30, 2004 is reported as a current liability because of the filing delinquency and past due over-advances described above. The Company will reclassify the indebteness to Laurus to long-term debt as a result of the Laurus Restructuring.

Related Party Loan

On March 1, 2004, Artemis Finland, entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of ninety days to provide additional collateral, if necessary, or repay the loan. The Company is currently considering the issuance of $2.0 million of additional common stock to Proha at a purchase price of $2.20 per share, in connection with a possible pay-down of the loan.

Note 10. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees, who may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were zero during the six months ended June 30, 2004 and 2003.

The Company also has a defined benefit pension plan covering the employees of its UK subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the year ended December 31, 2003 were $0.2 million.  The projected contribution for the year ending December 31, 2004 is $0.3 million. There were no significant 2004 changes in the key assumptions used in determining the projected contributions compared to those used for 2003.

Net defined benefit pension cost included the following components:

	Calendar
	Projected 2004	2003
Service cost (benefits earned during the period)	$271	$191
Interest cost on projected benefit obligation	518	388
Expected return on plan assets	(469)	(311)
Amortization of unrecognized actuarial net loss	141	117
	$460	$385

Note 11.  Restructuring Costs

In response to a decline in certain key operating metrics, such as total revenue, operating margin and revenue per employee the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company has implemented and substantially completed the Restructuring during the six months ended June 30, 2004.  The Company’s total charge related to this Restructuring is approximately $1.4 million, of which approximately $0.1 million was recognized as an expense in the second quarter of 2004 and is reported in the Condensed Statement of Operations as “Restructuring Charge”.

The Restructuring charge recognized in the first six months of 2004 is comprised primarily of: (i) severance  pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS 146.  The following table summarizes the Company’s Restructuring-related expenses incurred during the first six months of 2004:

	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Employee Termination Costs	$1,001	$96	$1,097
Employee Relocation Costs	47	—	47
Facilities Cost	31	22	53
Professional Fees	168	30	198
Total	$1,247	$148	$1,395

As part of the Restructuring, the Company has reduced its workforce by a total of forty-one employees, from 396 to 355 (which includes voluntary resignations) or approximately 10 % of its workforce.  The Restructuring charge has affected corporate positions and certain operational positions in the Americas, EMEA and Asia/Japan segments in the approximate amounts of $0.8 million, $0.2 million and $0.4 million, respectively.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $ 0.4 million of the total restructuring change is included in current liabilities in the accompanying June 30, 2004 condensed consolidated balance sheet.

GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been created) are met, and (b) the fair value of such liability can be reasonably estimated.  The costs associated with pre-2004 workforce reductions and related activities that did not meet the definition of a “liability” (in the opinion of management) were recorded and expensed in their natural classifications as incurred; as a result, these expenses were not reported separately as exit-activity or restructuring charges in the Company’s statements of operations.

Note 12. Other Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis-Finland based on headcount.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $193,000 and  $184,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was $83,000 and $141,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was $82,000 and  $136,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company 35% owned by Proha, provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $108,000 and $132,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $13,000 and $31,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha. ProCountor has provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of $18,000 and $0 for the six months ended June 30, 2004 and 2003, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha. Artemis Finland has charged Futura for accounting services of  $4,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, the Company maintained equity holdings in certain joint ventures with distributors of the Company’s products, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has informed Changepoint of its intent to exercise its put option to sell its 40% interest in Changepoint France to Changepoint. In May 2004, Compuware Corporation acquired privately held Changepoint.

Note 13. Stockholders’ Equity

On June 16, 2004 (the “Closing Date”), the Company completed a private placement of $9.0 million of unregistered convertible preferred stock (the “Preferred Series A Financing”).  In connection with the private placement, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock (the “Series A Preferred Stock”) to certain accredited investors (the “Series A Holders”), priced at $2.20 per share, each of which is convertible into one share of the Company’s common stock.

In addition, the Company issued to the Series A Holders (i) 5-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share (the “Initial Warrants”) and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price.  The number of issuable shares will be determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the Company’s common stock for any 15 consecutive day period during the six-month period immediately following the Closing Date.  The Initial Warrants vested and became fully exercisable on the issuance date.  The maximum number of shares issuable for the Additional Warrants is approximately 1,058,000 shares.

Proceeds from the Preferred Series A Financing were $8.8 million, net of issuance costs of $0.2 million, and will be used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s balance sheet.  $2.2 million of the net proceeds were transferred on behalf of Artemis directly to Laurus to pay certain over-advances due at the Closing Date.  (See Note 9 for more information on the Laurus facility).  In addition, approximately $2.3 million of the proceeds were placed into escrow for a thirty-day period subject to the satisfaction of certain conditions set forth in an escrow agreement with the Series A Holders.  As of the date of this filing, the funds remain in escrow; however, as part of the Laurus Restructuring (see Note 9), the Company expects to receive the funds held in escrow.

With respect to the Series A Preferred Stock, the Series A Holders maintain certain powers, preferences and rights that are senior to the holders of the Company’s common stock. The Series A Holders (i) are entitled to one vote per share on all matters upon which holders of common stock are entitled to vote, (ii) have certain voting consents, (iii) so long as at least twenty-five percent of the Series A Preferred Stock is outstanding, have the right to elect one member of the board of directors of the Company, and (iv) so long as at least thirty percent of the Series A Preferred Stock is outstanding, the Company cannot redeem or declare or pay any cash dividend or distribution on its common stock without the prior written consent of the holders of at least a majority of the Series A Preferred Stock.

The exercise prices and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.  The Series A Holders may pay the exercise price for the shares to be purchased upon exercise of the warrants by paying cash equal to the number of shares to be purchased times the appropriate exercise price per share, or, if the market price of our common stock exceeds the exercise price to be paid per share, the Series A Holders may, at their option, exchange the right to purchase all or part of the maximum shares underlying the warrants for that number of shares equal in value to the amount by which the closing price of a share of our common stock preceding the exercise date exceeds the exercise price, multiplied by the number of shares to be purchased at that exercise price.

 The Company filed a registration statement on Form S-1 with the SEC on July 19, 2004 to register the common stock which may be issued as described above.  Such registration statement is not yet effective; see Note 9.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K/A for the year ended December 31, 2003.

Overview

 Artemis International Solutions Corporation and Subsidiaries (“Artemis”, “We”, or the “Company”) is one of the world’s leading providers of investment planning and control software and services.  Artemis has been promoting a significant change in the role of portfolio and project management over recent years. Since 1976 we have been helping organizations improve their performance through effective portfolio, project and resource management.  Improved performance requires continuous alignment of investments with strategic business goals; consequently the ability to effectively select, plan, budget and control investment projects becomes the key for optimizing corporate resources. We believe this creates an even greater requirement for integrated investment planning and control solutions to support the needs of value creation, visibility, governance, and compliance.

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

Our corporate offices are located at 4041 MacArthur Boulevard, Suite 401, Newport Beach, CA  92660 and our telephone number at that address is (949) 660-6500.

The following unaudited table sets forth certain items in the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003.

Results of Operations

	Three months ended June 30,				Six months ended June 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
	(Unaudited)				(Unaudited)
	(in millions)				(in millions)
Revenue:
Software	$3.3	25	$3.1	23	$6.1	23	$7.7	26
Support	4.1	31	4.0	30	8.5	31	8.3	28
Services	6.0	44	6.4	47	12.4	46	13.7	46
	13.4	100	13.5	100	27.0	100	29.7	100

Cost of revenue:
Software	—	—	0.2	1	0.1	—	0.4	1
Support	1.4	10	1.3	10	2.9	11	2.6	9
Services	4.8	36	5.1	38	9.5	35	10.8	36
	6.2	46	6.6	49	12.5	46	13.8	46

Gross margin	7.2	54	6.9	51	14.5	54	15.9	54

Operating expenses
Selling and marketing	3.8	28	4.2	31	7.6	28	8.1	27
Research and development	2.0	15	2.0	15	4.1	15	4.2	14
General and administrative	2.0	15	3.4	25	4.7	17	6.0	20
Amortization expense	1.0	7	1.0	7	2.1	8	2.1	7
Restructuring charge	0.1	1	—	—	1.4	5	—	—
	8.9	66	10.6	78	19.9	73	20.4	68

Operating loss	(1.7)	(12)	(3.7)	(27)	(5.4)	(19)	(4.5)	(14)

Non operating expense, net	—	—	0.1	0	0.0	0	0.1	0

Income tax expense	0.1	1	0.2	1	0.4	1	0.3	1
Net loss	$(1.8)	(13)	$(4.0)	(28)	$(5.8)	(20)	$(4.9)	(15)

Three and six months ended June 30, 2004 and 2003

Revenue

Software Revenue

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$579	$504	$75	15%	$1,134	$1,335	$(201)	-15%
EMEA	2,194	1,831	363	20%	4,047	5,060	(1,013)	-20%
Japan	421	540	(119)	-22%	632	965	(333)	-35%
Asia	135	188	(53)	-28%	312	313	(1)	0%
	$3,329	$3,063	$266	9%	$6,125	$7,673	$(1,548)	-20%

Software revenue represents fees earned for granting customers licenses to use our software products.  For the three months ended June 30, 2004, software revenue increased in EMEA and the Americas, in part offset by software revenue decreases in Japan and Asia. The increase in EMEA was primarily a result of a software sale in France to La Poste of approximately $0.7 million. For the six months ended June 30, 2004, software revenue did not reach prior-year levels, which included revenue recognized under a software sale in the UK to the Regional Development Agency of approximately $1.0 million. For the EMEA region, the decrease in software sales in the UK of approximately $1.8 million more than offset increases in the other European countries, such as France, Germany and Finland. We were able to achieve a shift in product mix towards our new software platform, Artemis 7, for which revenues increased by 176% to $1.4 million in Q2 of 2004 compared to $0.5 million in Q2 of 2003. For the six months ended June 30, 2004, Artemis 7 sales increased by 22% to $2.2 million from $1.8 million during the comparable prior-year period.

Support Revenue

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$1,231	$1,302	$(71)	-5%	$2,472	$2,667	$(195)	-7%
EMEA	2,362	2,219	143	6%	4,990	4,637	353	8%
Japan	441	429	12	3%	909	865	44	5%
Asia	84	76	8	11%	146	151	(5)	-3%
	$4,118	$4,026	$92	2%	$8,517	$8,320	$197	2%

Support revenue consists of fees for providing software updates and technical support for our software products.  The increase in support revenue in EMEA for the three and six months ended June 30, 2004 is primarily a result of favorable foreign currency exchange rate variances compared to the same prior-year periods. The Americas experienced some attrition in support contract renewals that more than offset the additional support revenues resulting from recent software sales.

Services Revenue

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$1,008	$1,600	$(592)	-37%	$2,190	$3,506	$(1,316)	-38%
EMEA	4,465	3,954	511	13%	8,914	8,369	545	7%
Japan	451	848	(397)	-47%	1,006	1,575	(569)	-36%
Asia	60	(23)	83	-361%	295	220	75	34%
	$5,984	$6,379	$(395)	-6%	$12,405	$13,670	$(1,265)	-9%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third party arrangements.  Services revenue for the three and six months ended June 30, 2004 declined compared to the same periods in 2003. The overall decline in services revenue is in part due to the shift in software revenue to our new software platform, Artemis 7, which has faster implementation cycles that our other software platforms. The Americas services revenue was impacted by the completion of large consulting assignments at two clients in the US during early 2003.  As these relationships have matured, the level of consulting and training services required by those customers has significantly decreased. In addition, slower software sales have further reduced the level of consulting services provided during the first six months of 2004 compared to the same period in 2003.  Japan was not able to achieve prior year levels in services revenue in part due to customers delaying and reducing IT spending.

Cost of Revenue

	Three Months Ended June 30		Change		Six Months Ended June 30		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$1,278	$1,838	$(560)	-30%	$2,589	$3,822	$(1,233)	-32%
EMEA	4,326	4,051	275	7%	8,668	8,375	293	3%
Japan	480	588	(108)	-18%	1,008	1,379	(371)	-27%
Asia	113	121	(8)	-7%	237	249	(12)	-5%
	$6,197	$6,598	$(401)	-6%	$12,502	$13,825	$(1,323)	-10%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  The decrease in cost of revenue in the Americas is primarily a result of a decrease in services revenue and a reduction in the number of internal consultants.  The increase in cost of revenue for EMEA is primarily a result of foreign currency exchange rate variances. Japan reported a decrease in service revenue resulting in a decrease in the corresponding cost of revenue. This was partially offset by increased efficiencies in the delivery of support and services.  Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues. Cost of revenue for software sales decreased, largely due to a shift in product mix towards Artemis 7, a software for which we incur no third-party royalties.

Gross Margin

Total gross margin for the three months ended June 30, 2004 was $7.2 million, an increase of $0.3 million or 4%, from $6.9 million for the same period of 2003. Total gross margin for the six months ended June 30, 2004 was $14.5 million, a decrease of $1.3 million or 8%, from $15.8 million for the same period of 2003. Gross margin for the three months ended June 30, 2004 increased approximately 3 percentage points, to 54% from 51% compared to the same period of 2003, reflecting the aforementioned changes in the mix of revenues and cost of revenue efficiencies.  The gross margin percentage for services increased slightly, but remained at a low level as a result of the relatively fixed cost base for our internal consulting practice. Management has taken action to reduce this cost basis by decreasing the number of internal consultants while still keeping the skill set required for our implementation and consultancy in house.

Operating Expenses

Selling and Marketing expenses

Selling and marketing expenses consist primarily of the personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Selling and marketing expenses decreased $0.4 million or 10% to $3.8 million during the three months ended June 30, 2004, from $4.2 million during the same period of 2003.  Selling and marketing expenses decreased $0.5 million or 6% to $7.6 million during the six months ended June 30, 2004, from $8.1 million during the same period of 2003.  The decrease was primarily due to a reduction in headcount and a concerted effort to match expenses with expected revenue streams.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses remained substantially the same at $2.0 million for the three months ended June 30, 2004 and 2003, and $4.1 million for the six months ended June 30, 2004 and 2003.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the second half of 2004.  Primary focus for 2004 is to continue the process of evolving our development methodology and to invest in product functionality in the following three ways:  (1) adding significant new capability; (2) integrating key new architectural features and technology; and (3) bringing our suite of interrelated products together into a unified solution. We continue to outsource certain tasks to third parties and are creating Artemis-specific development capabilities within these third parties that can be utilized when needed.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased substantially by $1.3 million or 40% to $2.0 million during the three months ended June 30, 2004, from $3.3 million during the same period of 2003.  The decrease is in part a result of the restructuring action taken in 2003 and the first half of 2004. In addition, the quarter ended June 30, 2003 included a one-time charge of $0.6 million for severance payments to the Company’s former Executive Vice President of Corporate Development in accordance with the provisions of his employment contract with the Company.  General and administrative expenses decreased $1.3 million or 22% to $4.7 million during the six months ended June 30, 2004, from $6.0 million during the same period of 2003. The decrease in general and administrative expenses is primarily a result of restructuring and streamlining activities carried out by management to reduce the global infrastructure costs.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000. These assets are being amortized on a straight-line basis over the remaining estimated useful life of twelve months from July 1, 2004.

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

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest expense, (ii) other income, (iii) foreign exchange gains or losses, and (iv) income tax expense.  During the three and six months ended June 30, 2004, the Company incurred $0.1 million and $0.2 million of net interest expense, respectively, compared to less than $0.1 million during the same periods of 2003. Other income for the three and six months ended 2004 included the write-off of certain old trade payables and the release of accruals that were no longer necessary. The foreign exchange gain reported for the quarter ended June 30, 2004 is primarily due to European foreign exchange fluctuations.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the foreign countries in which Artemis operates.

Foreign currency exchange rates

The effect of changes in foreign currency exchange rates for the quarter ended June 30, 2004 compared to the prior-year quarter resulted in an increase in revenues of approximately $1.2 million and a decrease in operating loss of less than $0.1 million. The effect of changes in foreign currency exchange rates for the six months ended June 30, 2004 compared to the same period in 2003 resulted in an increase in revenues of approximately $2.6 million and a decrease in operating loss of less than $0.1 million.

Trade accounts receivable

Our trade accounts receivable decreased approximately $2.7 million from $13.6 million at December 31, 2003 to $10.9 million at June 30, 2004 because of (i) the timing and amount of fees billed during the quarter as compared to the fourth quarter of 2003, (ii) management’s general effort to accelerate the rate of collections and (iii) the collection of maintenance contract retainers which were billed in advance during December 2003 for services to be provided during 2004.

Liquidity and Capital Resources

Our operating activities used approximately $2.9 million in cash during the six months ended June 30, 2004.  Our net loss of $5.7 million was the major component that reduced operating cash flow. Operating cash flow was further reduced by a net decrease in accounts payable and other liabilities of $2.9 million. The effects of these items on cash were offset by factors such as (i) a decrease in trade accounts receivable of $2.8 million, (ii) non-cash expenses of $2.2 million in depreciation and amortization related to our fixed assets and intangible assets and (iii) a decrease in prepaid expenses and other assets of $0.7 million.

Our financing activities provided $9.7 million during the six months ended June 30, 2004. During the first quarter of 2004 our wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The Company is currently considering the issuance of approximately $2.0 million of additional common stock to Proha at a purchase price of $2.20 per share, in connection with a possible pay-down of this loan. During the second quarter of 2004, we completed the sale of convertible preferred stock resulting in net proceeds of $8.8 million, of which $2.2 million was used to reduce the amount owed under the Laurus facility. At June 30, 2004, we had unused credit lines including over advance capabilities of $3.7 million based on the Laurus facility.

Our principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our line of credit.  Cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003 offset by restructuring actions as described above.  In the future, we may need to raise additional funds through public or private financings, or other arrangements to fund operations, strengthen our global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to our existing stockholders.  Our capital requirements depend on numerous factors, including the rate of market acceptance of our products and services, our ability to service customers, our ability to maintain and expand our customer base, the level of resources required to expand our marketing and sales organization, research and development activities and other factors.  The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company.  Our inability to raise additional capital, if and when needed, could seriously harm the growth of our business and results of operations.

Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow while better positioning the Company to compete under current market conditions.

In addition to securing the $5.0 million credit facility with Laurus in 2003, we have also taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  We initiated certain discretionary actions in late 2002 and throughout 2003 to streamline the Company’s operations and focus on our core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets. During the first half of 2004, and following the change in management, a number of non-discretionary restructuring actions have been taken to further reduce the cost base of the Company. The objective of those actions is to assure an improvement in operating margin on a moving forward basis from Q2 2004.  The target is to rebalance the revenue mix of the Company towards higher software license and support revenues, as well as to simplify and reduce the global infrastructure.

On June 16, 2004 (the “Closing Date”), the we completed a private placement of $9.0 million of unregistered convertible preferred stock. In connection with the private placement, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock to certain accredited investors (the “Series A Holders”), priced at $2.20 per share, each of which is convertible into one share of restricted common stock.

In addition, the Company issued to the Series A Holders (i) 5-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share that vest and became exercisable on the issuance date and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price. The number of issuable shares will be determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the common stock of the Company for any 15 consecutive day period during the six-month period immediately following the Closing Date. The maximum number of shares issuable for the Additional Warrants is approximately 1,058,000 shares.

Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt, and (iii) to strengthen the Company’s balance sheet. $2.2 million of the net proceeds were transferred on behalf of Artemis directly to Laurus to pay certain over-advances due to Laurus under the line-of-credit. In addition, approximately $2.3 million of the proceeds were placed into escrow for a thirty-day period subject to the satisfaction of certain conditions set forth in an escrow agreement with the Series A Holders. As of the date of this filing the funds remain in escrow; however, we expect to receive these funds as the conditions were met.

We have experienced net losses in each of the three years in the period ended December 31, 2003.  At June 30, 2004, we reported an accumulated deficit of approximately $88.7 million and its current liabilities exceeded current assets by approximately $0.2 million.  Our independent public accountants have included a going concern paragraph in their audit report on the Company’s December 31, 2003 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis Finland based on headcount.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $193,000 and  $184,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $83,000 and $141,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $82,000 and  $136,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company 35% owned by Proha, provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $108,000 and $132,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $13,000 and $31,000 for the six months ended June 30, 2004 and 2003, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha. ProCountor has provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of $18,000 and $0 for the six months ended June 30, 2004 and 2003, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha. Artemis Finland has charged Futura for accounting services of  $4,000 and $2,000 for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004, the Company maintained equity holdings in certain joint ventures with distributors of the Company’s products, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions (Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has informed Changepoint of its intent to exercise its put option and sell its 40% interest in Changepoint France to Changepoint. In May 2004, Compuware Corporation acquired privately held Changepoint.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan becomes due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of ninety days to provide additional collateral, if necessary, or repay the loan. The Company is currently considering the issuance of $2.0 million of additional common stock to Proha at a purchase price of $2.20 per share, in connection with a possible pay-down of the loan.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

At June 30, 2004, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

The Company utilizes lines of credit to fund operational cash needs.  We do not believe that we have material interest rate risk, however some of our lines of credit have variable interest rates, which are based on commonly, used bank interest indices. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act). Based upon our most recent evaluation, the CEO and CFO concluded that, as of June 30, 2004, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

There were no significant changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) of the 34 Act) during the six months ended June 30, 2004 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Part II - OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is a party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Item 2.           Change in Securities and Use of Proceeds

On June 16, 2004 (the “Closing Date”), the Company completed a private placement of $9.0 million of unregistered convertible preferred stock (see Note 13 to the accompanying condensed consolidated financial statements).  In connection with the private placement, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock to certain accredited investors each of which is convertible into one share of the Company’s common stock.

In addition, the Company issued to the holders of the convertible preferred stock (i) 5-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share (the “Initial Warrants”) and (ii) 210-day warrants (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price.  The number of issuable shares will be determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the Company’s common stock for any 15 consecutive day period during the six-month period immediately following the Closing Date (the “Additional Warrants”).  The Initial Warrants vested and became fully exercisable on the issuance date.  The maximum number of shares issuable for the Additional Warrants is approximately 1,058,000 shares.

The holders of the preferred stock maintain certain powers, preferences and rights that are senior to the holders of the Company’s common stock. They (i) are entitled to one vote per share on all matters upon which holders of common stock are entitled to vote, (ii) have certain voting consents, (iii) so long as at least twenty-five percent of the preferred stock is outstanding, have the right to elect one member of the board of directors of the Company, and (iv) so long as at least thirty percent of the preferred stock is outstanding, the Company cannot redeem or declare or pay any cash dividend or distribution on its the common stock without the prior written consent of the holders of at least a majority of the holders of the preferred stock.

The exercise prices and the number of shares underlying the warrants are subject to anti-dilution adjustments in connection with mergers, acquisitions, stock splits, dividends and the like.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

a.                                       Exhibits.

10.50.1	Amendment No. 1 to Security Agreement dated July 30, 2004, between the Company and Laurus Master Fund.
10.52.1	Amendment No. 1 to Registration Rights Agreement dated July 30, 2004, between the Company and Laurus Master Fund.
10.58	Restructuring Agreement dated July 30, 2004, between the Company and Laurus Master Fund.
10.59	Secured Convertible Minimum Borrowing Note dated July 30, 2004, between the Company and Laurus Master Fund.
10.60	Secured Revolving Note dated July 30, 2004, between the Company and Laurus Master Fund.
10.61	Waiver and Release dated July 30, 2004, between the Company and Laurus Master Fund.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.                                      Reports on Form 8-K filed in the second quarter of 2004:

On May 12, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 12 regarding the press release relating to the financial results for the quarter ended March 31, 2004.

On June 16, 2004, the Company filed a Current Report on Form 8-K pursuant to Item 5 regarding the press release relating to the completion of a private placement of $9.0 million of convertible preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation

Date:	August 11, 2004	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	August 11, 2004	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer