Form 10-Q
period 2004-09-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2004-11-12
CIK 1099674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2004

or

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

There were 9,965,018 shares of common stock outstanding as of November 5, 2004.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2004

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)	(As Restated)

ASSETS

Current assets:
Cash and cash equivalents	$6,399	$2,593
Trade accounts receivable, net of allowance for doubtful accounts of approximately $236 at September 30, 2004 and $299 at December 31, 2003	10,207	13,628
Other accounts receivable	646	839
Prepaid expenses	1,459	1,123
Other current assets	201	694
Total current assets	18,912	18,877

Property and equipment, net of accumulated depreciation and amortization of $8,059 at September 30, 2004 and $7,775 at December 31, 2003	1,035	1,192
Intangible assets, net of accumulated amortization of $11,324 at September 30, 2004 and $8,235 at December 31, 2003	3,431	6,520
Investment in affiliates and other assets	1,443	1,769
Total assets	$24,821	$28,358

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,717	$5,024
Accrued liabilities	4,973	5,222
Accrued payroll and related taxes	4,338	6,682
Deferred revenue	6,571	7,227
Line of credit, net	3,675	3,386
Current portion of long-term debt	246	352
Total current liabilities	22,520	27,893

Accrued pension and other liabilities	3,109	2,834
Deferred taxes	480	480
Long-term debt, less current portion	1,740	324
Total liabilities	27,849	31,531

Commitments and contingencies

Stockholders’ deficit:

Series A preferred stock, liquidation preference of $9,000, $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding at September 30, 2004	4	—
Common stock, $0.001 par value, 500,000,000 shares authorized, 9,965,018 shares issued and outstanding at September 30, 2004 and December 31, 2003	10	10
Additional paid-in capital, net of issuance costs	89,776	81,070
Accumulated deficit	(91,656)	(82,991)
Accumulated other comprehensive loss	(1,162)	(1,262)
Total stockholders’ deficit	(3,028)	(3,173)
Total liabilities and stockholders’ deficit	$24,821	$28,358

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue:
Software	$2,388	$2,473	$8,513	$10,146
Support	4,299	4,433	12,816	12,753
Services	4,322	6,761	16,727	20,431
	11,009	13,667	38,056	43,330

Cost of revenue:
Software	53	83	146	508
Support	1,481	1,246	4,342	3,874
Services	3,814	4,534	13,362	15,306
	5,348	5,863	17,850	19,688

Gross margin	5,661	7,804	20,206	23,642

Operating expenses:
Selling and marketing	2,969	4,097	10,567	12,214
Research and development	1,689	1,997	5,797	6,146
General and administrative	1,798	2,319	6,475	8,337
Amortization expense	1,030	1,030	3,088	3,088
Restructuring charge	654	—	2,049	—
	8,140	9,443	27,976	29,785

Operating loss	(2,479)	(1,639)	(7,770)	(6,143)

Interest expense, net	236	40	444	85
Other expense (income), net	60	(44)	(219)	(158)
Foreign exchange (gain) loss	261	(409)	352	(239)
	557	(413)	577	(312)

Loss before income taxes	(3,036)	(1,226)	(8,347)	(5,831)

Income tax expense (benefit)	(63)	150	318	455

Net loss	$(2,973)	$(1,376)	$(8,665)	$(6,286)

Loss per common share:
Basic	$(0.30)	$(0.14)	$(0.87)	$(0.63)
Diluted	$(0.30)	$(0.14)	$(0.87)	$(0.63)

Weighted average outstanding shares of common stock used in computing loss per common share	9,965	9,965	9,965	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)

Cash flow from operating activities:
Net loss	$(8,665)	$(6,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,598	4,148
Gain on disposition of assets	(93)	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	3,421	4,239
Decrease in prepaid expenses and other assets	676	1,066
Decrease in deferred revenues	(656)	(3,875)
Decrease in accounts payable and other liabilities	(4,625)	(2,664)
Net cash used in operating activities	(6,344)	(3,372)

Cash flow from investing activities:
Capital expenditures, net	(259)	(815)
Net cash used in investing activities	(259)	(815)

Cash flow from financing activities:
Proceeds from the issuance of Series A preferred stock, net of issuance costs	8,710	—
Net borrowings (repayments) on lines of credit	1,641	(468)
Principal borrowings (repayments) of debt	(42)	1,841
Net cash provided by financing activities	10,309	1,373

Effect of foreign currency exchange rate changes on cash and cash equivalents	100	(184)

Net increase (decrease) in cash and cash equivalents	3,806	(2,998)

Cash and cash equivalents at the beginning of the period	2,593	7,766
Cash and cash equivalents at the end of the period	$6,399	$4,768

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$221	$57
Cash paid for income taxes	$618	$174

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

Note 2.  Basis of Presentation and Going Concern Considerations

The accompanying condensed consolidated financial statements of Artemis, which include the accounts of its wholly-owned subsidiaries for the three and nine month periods ended September 30, 2004 and 2003 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2003 contained in the Company’s annual report on Form 10-K/A, as filed with the Securities and Exchange Commission (“SEC”) on July 16, 2004 (the “Annual Report”).  All significant intercompany transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over, (either individually or in concert with Proha) are accounted for using the equity method.  Investments in which the Company owns less than 20% or is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2003 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At September 30, 2004, the Company’s current liabilities exceeded current assets by $3.6 million and the Company reported a cash balance of $6.4 million. Operating cash flow was negative $6.3 million for the nine months ended September 30, 2004. The Company has taken a number of actions to improve its financial strength and cash availability. On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 13) significantly strengthening the Company’s financial position. Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s financial position.

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

In addition to the lending facilities available to the Company, management has taken other steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. In late 2002, the Company decided to start divesting certain non-core investments and operations to focus on its core expertise in enterprise portfolio and project management. This resulted in the sale of its 19.9% interest in Accountor Oy (Finland), ABC Technologies Sarl (France) and its Software Productivity Research operations (US) in November 2002, December 2002 and October 2003, respectively. During 2003, the Company also initiated discretionary restructuring activities that included workforce reductions and other cost reductions to respond to the weakening of certain of the Company’s markets, increased operating losses and negative cash flow from operations. Because some of the Company’s key operating metrics did not improve in late 2003, the Company adopted a nondiscretionary restructuring plan (see Note 11) that was implemented and communicated to the employees affected by the related workforce reductions during the nine months ended September 30, 2004.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 2004 and the results of operations and cash flows for the nine months ended September 30, 2004 and 2003.  The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2004.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss as reported	$(2,973)	$(1,376)	$(8,665)	$(6,286)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(693)	(216)	(992)	(754)
Pro forma net loss	$(3,666)	$(1,592)	$(9,657)	$(7,040)

Basic and diluted loss per common share
As reported	$(0.30)	$(0.14)	$(0.87)	$(0.63)
Pro forma	$(0.37)	$(0.16)	$(0.97)	$(0.71)

Effective April 15, 2004, the board of directors granted (subject to stockholder approval) 891,000 options to executive management and other key employees to purchase common stock of the Company at $1.35 per share (the market value on the date of grant). 370,000 of these options vest as follows: 1/3 on the grant date, and 1/3 twelve months and 24 months, respectively, after the date of grant. The remaining 521,000 options vest as follows:  ¼ on the grant date, and ¼ twelve months, 24 months and 36 months, respectively, after the date of grant subject to achieving certain annual performance objectives.

For disclosure purposes only, the fair-value of all stock options granted to employees is estimated using the Black-Scholes option pricing model using the following weighted average assumptions: expected volatility 132%, risk-free interest rate 4.5%, expected life 5 years, no dividends.

Note 4.  Significant Recent Accounting Pronouncements

Neither the Financial Accounting Standards Board (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants nor the SEC have issued any significant accounting pronouncements since the Company filed its June 30, 2004 Form 10-Q that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2,003	2004	2,003
	(Unaudited)		(Unaudited)
Numerator:
Net loss	$(2,973)	$(1,376)	$(8,665)	$(6,286)

Denominator:
Weighted average outstanding shares of common stock	9,965	9,965	9,965	9,965

Basic and diluted loss per common share	$(0.30)	$(0.14)	$(0.87)	$(0.63)

Note 6. Comprehensive Loss

Comprehensive loss consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ equity / deficit that are excluded in the determination of net income or loss.  The Company has restated its comprehensive loss for the three and nine months ended September 30, 2003 consistent with the restatement of certain calendar 2003 consolidated financial statements included in the Company’s Annual Report. The restatement was made to correct the foreign currency translation adjustment related to the Company’s investment in Changepoint France. Such adjustment did not affect the Company’s previously reported net loss for any of the quarters in 2003. The calculation of comprehensive loss for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net loss	$(2,973)	$(1,376)	$(8,665)	$(6,286)
Translation gain (loss)	346	(223)	100	(184)
Comprehensive loss - as previously reported	(2,627)	(1,599)	(8,565)	(6,470)
Retroactive adjustment	—	(136)	—	(377)
Comprehensive loss - as restated	$(2,627)	$(1,735)	$(8,565)	$(6,847)

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

Three Months Ended September 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$682	$1,375	$168	$163	$2,388
Support	1,231	2,578	416	74	4,299
Services	651	2,929	589	153	4,322
Total revenue	2,564	6,882	1,173	390	11,009

Cost of revenue:
Software	20	(2)	33	2	53
Support	396	912	145	28	1,481
Services	541	2,868	326	79	3,814
Total cost of revenue	957	3,778	504	109	5,348

Gross margin	1,607	3,104	669	281	5,661

Operating income (loss)	$(1,781)	$(995)	$238	$59	$(2,479)

Three Months September 30, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$497	$1,853	$70	$53	$2,473
Support	1,389	2,524	431	89	4,433
Services	2,576	3,258	851	76	6,761
Total revenue	4,462	7,635	1,352	218	13,667

Cost of revenue:
Software	24	91	(32)	—	83
Support	371	752	95	28	1,246
Services	1,117	2,922	412	83	4,534
Total cost of revenue	1,512	3,765	475	111	5,863

Gross margin	2,950	3,870	877	107	7,804

Operating income (loss)	$(1,316)	$(455)	$312	$(180)	$(1,639)

Nine Months Ended September 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,816	$5,422	$800	$475	$8,513
Support	3,703	7,568	1,325	220	12,816
Services	2,841	11,843	1,595	448	16,727
Total revenue	8,360	24,833	3,720	1,143	38,056

Cost of revenue:
Software	37	39	68	2	146
Support	1,208	2,614	426	94	4,342
Services	2,301	9,793	1,018	250	13,362
Total cost of revenue	3,546	12,446	1,512	346	17,850

Gross margin	4,814	12,387	2,208	797	20,206

Operating income (loss)	$(6,958)	$(1,540)	$687	$41	$(7,770)

Nine Months September 30, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,832	$6,913	$1,035	$366	$10,146
Support	4,056	7,161	1,296	240	12,753
Services	6,082	11,627	2,426	296	20,431
Total revenue	11,970	25,701	4,757	902	43,330

Cost of revenue:
Software	85	292	121	10	508
Support	1,217	2,172	392	93	3,874
Services	4,032	9,676	1,341	257	15,306
Total cost of revenue	5,334	12,140	1,854	360	19,688

Gross margin	6,636	13,561	2,903	542	23,642

Operating income (loss)	$(7,748)	$613	$1,198	$(206)	$(6,143)

Identifiable assets are also assigned by region based upon management responsibility.  There have been no material changes in identifiable assets by reportable segment since the filing of the Company’s Annual Report with the SEC.

Note 8. Commitments and Contingencies

It is possible that the transaction involving the Laurus Restructuring (see Note 9) may be integrated with the Preferred Series A Financing (see Note 13) and thus may be in violation of Section 5 of the Securities Act of 1933, as amended. Our counsel and we believe that each of these transactions were exempt from registration and should not be integrated. If it were ultimately determined that the amended Laurus transaction is required to be integrated with the Preferred Series A offering, Laurus may have the right to rescind such transaction and we may be liable for penalties and/or damages in an amount that is not presently determinable.

On January 23, 2004, the Company announced the appointment of Patrick Ternier as President and Chief Executive Officer.   We have an employment agreement with Mr. Ternier who is entitled to receive a targeted annual base salary of $285,000 per year and is eligible for a targeted bonus of $200,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ending December 31, 2004).  In addition, Mr. Ternier is entitled to receive an annual car allowance of up to $18,000.  If the agreement is terminated for cause, Mr. Ternier is entitled only to receive that portion of his base salary owed through the date of termination.  If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Ternier would be entitled, (i) to receive payment continuation of his base salary for a twelve month period, and (ii) to receive any incentive bonus payment earned but not yet paid as of the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition.

Additionally, the Company has granted Mr. Ternier in his first year of employment as President and Chief Executive an Initial Grant of 250,000 stock options to purchase shares of common stock at an exercise price equal to the fair market value of the common stock as of the grant date.  One third of the Initial Grant of options vest on the grant date and the balance vest in equal increments on the first two anniversaries of the grant date.  Commencing in the second year, Mr. Ternier is eligible to receive additional option grants (which may have a different vesting schedule), based on meeting certain annual performance criteria as recommended by the Compensation Committee and approved by the Board.

The Company is a party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 9. Long-Term Debt and Revolving Credit Facility

Laurus Credit Facility

On August 14, 2003, the Company entered into an agreement with Laurus and received a $5.0 million revolving credit facility (the “Laurus Facility”) in the form of a three-year convertible note (the “Secured Convertible Note”) secured by an interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights.  Borrowings under the Laurus Facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. The Laurus Facility automatically renews every three years unless cancelled by the Company or Laurus.

The Company used $2.2 million of the net proceeds of a $9.0 million private placement of convertible preferred stock completed on June 16, 2004 (see Note 13), to reduce the amount outstanding under the Laurus Facility. At June 30, 2004, the outstanding balance under the Laurus Facility was $1.3 million, of which $0.5 million represents past due over-advances. The Company has since restructured and amended the Laurus Facility as described further below, whereby the amount outstanding was increased to $1.5 million of which no portion is considered an over-advance.

The Company has received waiver letters from Laurus extending the due date of the over-advances through November 28, 2003, in exchange for $63,000 in cash. On December 2, 2003, the Company agreed with Laurus to further extend the over-advances through February 28, 2004, in exchange for amending the Secured Convertible Note.

On July 30, 2004, the Company and Laurus agreed to restructure and amend the revolving credit facility and replaced the Secured Convertible Note of up to $5.0 million with a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the amount of $1.5 million and a Secured Revolving Note of up to $3.5 million (collectively the “Laurus Restructuring”).  The Minimum Borrowing Note is due on August 26, 2006 and is convertible into common stock of the Company at the option of the holder at the following prices: 190,000 shares at $1.45 per share, 190,000 shares at $1.81 per share, and 342,646 shares at $2.57 per share.  As of the date of this report none of the amount outstanding under the Minimum Borrowing Note has been converted into common stock of the Company.   Thereafter, the conversion price adjusts

to 105% of the average closing market price of the Company’s common stock for the five trading days immediately preceding each additional borrowing (in serialized $1.5 million increments) under the Minimum Borrowing Note.  Loans exceeding $1.5 million may be available to the Company, based on a formula set forth in the original Minimum Borrowing Note.  All of the aforementioned conversion prices are subject to downward adjustment under certain conditions.  Under the terms of the related agreement, conversion of the Minimum Borrowing Note into the Company’s common stock may not result in beneficial ownership by Laurus (including shares issuable because of outstanding warrants that are exercisable within sixty days of any determination date) of more than 2.5% of the Company’s outstanding common stock.  The Minimum Borrowing Note has a 30% prepayment penalty. Any loans under the Secured Revolving Note are convertible only in an event of default. The Company had no loans outstanding under the Secured Revolving Note as of the date of this report.

Absent an event of default as defined, the post-February 15, 2004 interest rate on both of the July 2004 amended Laurus notes described above is (except as explained in this paragraph) the greater of the Wall-Street-Journal prime rate plus 0.75% (the “adjustable interest rate”) or 5%.  After the Company’s November, 2004 registration statement is declared effective by the SEC (see below), the adjustable interest rate may be periodically reduced based on certain defined differences between the average market price of the Company’s common stock and the conversion prices set forth above, provided that such market price is at least 130% of the applicable conversion price.  The maximum contractual adjustment would reduce the discounted interest rate to the prime rate minus 1.25%.

Under the original agreements, the Company was obligated to file a registration statement with the SEC by September 15, 2003 to register the Company’s common stock underlying the Laurus Facility. The Company was delinquent in filing such registration statement and was subject to potential liquidated damages as a result of this delinquency. As part of the Laurus Restructuring, the Company received a waiver from Laurus with respect to their rights and remedies for the failure to file the registration statement timely. In consideration for such waiver, the Company has agreed to pay a penalty of $75,000.  The Company has further agreed with Laurus to reset the filing date to August 29, 2004, with the filing to be declared effective by November 29, 2004 should the SEC review such registration statement.  On August 24, 2004 the Company filed an amendment to an existing registration statement on Form S-1 including the common stock underlying the Laurus Restructuring. Based on comments received from the SEC, the Company filed a separate registration statement to register the common stock underlying the Laurus Restructuring on November 3, 2004. Should the Company fail to meet the effectiveness deadline, the Company would be subject to a liquidated damages claim equal to approximately $30,000 for any 30-day delay (prorated for partial periods).

The indebtedness to Laurus at September 30, 2004 has been re-classified from a current liability to long-term debt as a result of the Laurus Restructuring.

Related Party Loan

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha Plc, the Company’s parent company based in Finland (“Proha”), equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of ninety days to provide additional collateral, if necessary, or repay the loan.  On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of the $3.1 million provided to the financial institution as collateral. Under this notification, the Company is required to repay the loan by January 10, 2005. The Company is currently reviewing alternatives, such as repaying the loan through available funds or through seeking additional funding, or by replacing the collateral provided by Proha with additional collateral from the Company.

Note 10. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees, who may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were zero during the nine months ended September 30, 2004 and 2003.

The Company also has a defined benefit pension plan covering the employees of its UK subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the year ended December 31, 2003 were $0.2 million.  The projected contribution for the year ending December 31, 2004 is $0.3 million. There were no significant 2004 changes in the key assumptions used in determining the projected contribution compared to those used for 2003.

Net defined benefit pension cost included the following components:

	Calendar
	Projected 2004	2003
Service cost (benefits earned during the period)	$265	$191
Interest cost on projected benefit obligation	507	388
Expected return on plan assets	(460)	(311)
Amortization of unrecognized actuarial net loss	138	117
	$450	$385

Note 11.  Restructuring Costs

In response to a decline in certain key operating metrics such as total revenue, operating margin and revenue per employee the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company has implemented the Restructuring during the nine months ended September 30, 2004.  The Company’s total charge related to this Restructuring is approximately $2.0 million, of which approximately $0.7 million was recognized as an expense in the third quarter of 2004 and is reported in the Condensed Statement of Operations as “Restructuring Charge”.

The Restructuring Charge recognized in the first nine months of 2004 is comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) the closure and consolidation of offices; (iii) relocation costs resulting from organizational realignments; and (iv) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS 146.  The following table summarizes the Company’s Restructuring-related expenses incurred during the first nine months of 2004:

	Three Months Ended March 31, 2004	Three Months Ended June 30, 2004	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Employee Termination Costs	$1,001	$96	$411	$1,508
Employee Relocation Costs	47	—	8	55
Facilities Cost	31	22	210	263
Professional Fees	168	30	25	223
Total	$1,247	$148	$654	$2,049

As part of the Restructuring, the Company has reduced its workforce by a total of 58 employees, from 396 to 338 (which includes scheduled terminations and voluntary resignations) or approximately 15% of its workforce.  The Restructuring Charge has affected corporate positions and certain operational positions in the Americas, EMEA and the Asia/Japan segments in the approximate amounts of $0.8 million, $0.9 million and $0.4 million, respectively.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $0.9 million of the total restructuring charge is included in current liabilities in the accompanying September 30, 2004 condensed consolidated balance sheet. The restructuring charge recorded in the third quarter of 2004, results from the Company’s decision to shut down one of its offices in Germany and to move its German headquarters to Munich. The resulting annual costs savings are expected to exceed $0.9 million

Subsequent to quarter-end, the Company reduced the size of its product operations organization by nine employees resulting in annual cost savings of approximately $1.0 million. The related severance costs of approximately $0.2 million will be recorded as a restructuring charge in the fourth quarter of 2004.

GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been created) are met, and (b) the fair value of such liability can be reasonably estimated.  The costs associated with pre-2004 workforce reductions and related activities that did not meet the definition of a “liability” (in the opinion of management) were recorded and expensed in their natural classifications as incurred; as a result, these expenses were not reported separately as exit-activity or restructuring charges in the Company’s consolidated statements of operations.

Note 12. Other Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis-Finland based on headcount.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $284,000 and  $264,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was $116,000 and $201,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $121,000 and  $172,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company 35% owned by Proha, provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $130,000 and $174,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $19,000 and $42,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha. ProCountor has provided certain software development services to Artemis Finland and charged a fee for use of a web-based travel and expense claims program of $26,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha. Artemis Finland has charged Futura for accounting services $4,000 for each of the nine months in the periods ended September 30, 2004 and 2003.

At September 30, 2004, the Company maintained equity holdings in certain joint ventures with distributors of the Company’s products, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions (Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has informed Changepoint of its intent to exercise its put option to sell its 40% interest in Changepoint France to Changepoint. In May 2004, Compuware Corporation acquired privately held Changepoint.  The Company has initiated arbitration proceedings with respect to its claim of $1.6 million, which represents those monies owed by Changepoint to the Company under the terms of the Agreement.

Note 13. Stockholders’ Equity

On June 16, 2004 (the “Closing Date”), the Company completed a private placement of $9.0 million of unregistered convertible preferred stock (the “Preferred Series A Financing”).  In connection with this transaction, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock (the “Series A Preferred Stock”) to certain accredited investors (the “Series A Holders”), priced at $2.20 per share, each of which is convertible into one share of the Company’s common stock.

In addition, the Company issued to the Series A Holders (i) five-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share (the “Initial Warrants”) and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than

$2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price.  The number of issuable shares will be determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the Company’s common stock for any 15 consecutive day period during the six-month period immediately following the Closing Date.  The Initial Warrants vested and became fully exercisable on the issuance date.  The maximum number of shares issuable for the Additional Warrants is approximately 1,058,000 shares. As of November 5, 2004, the Six Month Price was $2.01 per share, which would result in the issuance of 388,636 Additional Warrants to the Series A Holders.

Proceeds from the Preferred Series A Financing were $8.7 million, net of issuance costs of $0.3 million, and will be used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s balance sheet.  $2.2 million of the net proceeds were transferred on behalf of Artemis directly to Laurus to pay certain over-advances due at the Closing Date.  (See Note 9 for more information on the Laurus Facility).  In addition, approximately $2.3 million of the net proceeds were placed into escrow for a thirty-day period subject to the satisfaction of certain conditions set forth in an escrow agreement with the Series A Holders.  The Company has met these conditions and has received the funds held in escrow.

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

The Company filed a registration statement on Form S-1 with the SEC on July 19, 2004 (which was amended in August and October 2004) to register the common stock, which may be issued as described above.  The SEC declared such registration statement effective on October 29, 2004.

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

The following unaudited table sets forth certain items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003.

Results of Operations

	Three months ended September 30,				Nine months ended September 30,
	2004	% of Revenue	2003	% of Revenue	2004	% of Revenue	2003	% of Revenue
	(in millions)				(in millions)
Revenue:
Software	$2.4	22	$2.5	18	$8.5	22	$10.1	23
Support	4.3	39	4.4	32	12.8	34	12.8	29
Services	4.3	39	6.8	50	16.7	44	20.4	48
	11.0	100	13.7	100	38.0	100	43.3	100

Cost of revenue:
Software	0.1	1	0.1	1	0.1	—	0.5	1
Support	1.5	14	1.2	9	4.3	11	3.9	9
Services	3.8	35	4.5	33	13.4	35	15.3	35
	5.4	50	5.8	43	17.8	46	19.7	45

Gross margin	5.6	50	7.8	57	20.2	54	23.6	55

Operating expenses
Selling and marketing	3.0	27	4.1	30	10.6	28	12.2	28
Research and development	1.7	15	2.0	15	5.8	15	6.2	14
General and administrative	1.8	16	2.4	18	6.5	17	8.3	19
Amortization expense	1.0	9	1.0	7	3.1	8	3.1	7
Restructuring charge	0.7	6	—	—	2.0	5	—	—
	8.2	73	9.5	70	28.0	73	29.8	68

Operating loss	(2.5)	(23)	(1.7)	(13)	(7.8)	(19)	(6.2)	(13)

Non operating (income) expense, net	0.6	5	(0.4)	(3)	0.6	1	(0.3)	(0)
Income tax expense (benefit)	(0.1)	(1)	0.2	1	0.3	0	0.5	1
Net loss	$(3.0)	(27)	$(1.4)	(11)	$(8.7)	(20)	$(6.3)	(14)

Three and nine months ended September 30, 2004 and 2003

Revenue

Software Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$682	$497	$185	37%	$1,816	$1,832	$(16)	-1%
EMEA	1,375	1,853	(478)	-26%	5,422	6,913	(1,491)	-22%
Japan	168	70	98	140%	800	1,035	(235)	-23%
Asia	163	53	110	208%	475	366	109	30%
	$2,388	$2,473	$(85)	-3%	$8,513	$10,146	$(1,633)	-16%

Software revenue represents fees earned for granting customers licenses to use our software products.  For the three months ended September 30, 2004, software revenue increased in all areas except EMEA, where software sales decreased in the UK, France and Italy.  This decrease was offset by a 169% and 37% increase in software revenue in Japan/Asia and the Americas, respectively.  For the nine months ended September 30, 2004, software revenue decreased primarily due to reduced sales in the UK.

Support Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$1,231	$1,389	$(158)	-11%	$3,703	$4,056	$(353)	-9%
EMEA	2,578	2,524	54	2%	7,568	7,161	407	6%
Japan	416	431	(15)	-3%	1,325	1,296	29	2%
Asia	74	89	(15)	-17%	220	240	(20)	-8%
	$4,299	$4,433	$(134)	-3%	$12,816	$12,753	$63	0%

Support revenue consists of fees for providing software updates and technical support for our software products.  For the three months ended September 30, 2004, support revenue decreased in all areas except EMEA.  The increase in support revenue in EMEA for the three and nine months ended September 30, 2004 is primarily a result of favorable foreign currency exchange rate variances compared to the same prior-year periods. The Americas experienced some attrition in support contract renewals that more than offset the additional support revenues resulting from recent software sales.

Services Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$651	$2,576	$(1,925)	-75%	$2,841	$6,082	$(3,241)	-53%
EMEA	2,929	3,258	(329)	-10%	11,843	11,627	216	2%
Japan	589	851	(262)	-31%	1,595	2,426	(831)	-34%
Asia	153	76	77	101%	448	296	152	51%
	$4,322	$6,761	$(2,439)	-36%	$16,727	$20,431	$(3,704)	-18%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third party arrangements.  Services revenue for the three and nine months ended September 30, 2004 declined compared to the same periods in 2003.  The comparable 2003 periods included the recognition of approximately $1.0 million pertaining to a professional services agreement with a prior OPUS360 customer. The overall decline in services revenue of current operations is in part due to the shift in software revenue to our new software platform, Artemis 7, which has faster implementation cycles that our other software platforms. The Americas services revenue was impacted by the completion of large consulting assignments at two clients in the US during early 2003.  As these relationships have matured, the level of consulting and training services required by those customers has significantly decreased. In addition, slower software sales have further reduced the level of consulting services provided during the first nine months of 2004 compared to the same period in 2003.

Cost of Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2004	2003	$	%	2004	2003	$	%

Americas	$957	$1,512	$(555)	-37%	$3,546	$5,334	$(1,788)	-34%
EMEA	3,778	3,765	13	0%	12,446	12,140	306	3%
Japan	504	475	29	6%	1,512	1,854	(342)	-18%
Asia	109	111	(2)	-2%	346	360	(14)	-4%
	$5,348	$5,863	$(515)	-9%	$17,850	$19,688	$(1,838)	-9%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  The decrease in cost of revenue in the Americas is primarily a result of a decrease in services revenue and a reduction in the number of internal consultants.  In addition, the Company increased efficiencies in the delivery of support and services.  Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues. Cost of revenue for software sales decreased, largely due to a shift in product mix towards Artemis 7, software for which we incur no third-party royalties.

Gross Margin

Total gross margin for the three months ended September 30, 2004 was $5.7 million, a decrease of $2.1 million or       27%, from $7.8 million for the same period of 2003.  Total gross margin for the nine months ended September 30, 2004 was $20.2 million, a decrease of $3.4 million or 15%, from $23.6 million for the same period of 2003. In the comparable 2003 periods there were no costs associated with the revenue of $1.0 million recognized under the OPUS360 professional services contract. The gross margin percentage for services remained at a low level as a result of the relatively fixed cost base for our internal consulting practice. Management has taken action to reduce this cost basis by decreasing the number of internal consultants while still keeping the skill set required for our implementation and consultancy in house.

Operating Expenses

Selling and Marketing expenses

Selling and marketing expenses consist primarily of the personnel related costs of our direct sales force and marketing staff and the cost of marketing programs, including advertising, trade shows, promotional materials and customer conferences. Selling and marketing expenses for the three months ended September 30, 2004 were $3 million, a decrease of $1.1 million or 28% from $4.1million for the same period of 2003.  Total selling and marketing expenses for the nine months ended September 30, 2004 was $10.6 million, a decrease of $1.6 million or 13%, from $12.2 million for the same period of 2003.  The decrease was primarily due to a reduction in headcount and a concerted effort to match expenses with expected revenue streams.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  Research and development expenses for the three months ended September 30, 2004 were $1.7 million, a decrease of $.3 million or 15% from $2.0 million for the same period of 2003.  Total research and development expenses for the nine months ended September 30, 2004 were $5.8 million, a decrease of $.3 million or 6%, from $6.1 million for the same period of 2003.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development will remain at current levels during the remainder of 2004.  We continue to outsource certain tasks to third parties and are creating Artemis-specific development capabilities within these third parties that can be utilized when needed.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses for the three months ended September 30, 2004 were $1.8 million, a decrease of $.5 million or 22% from $2.3 million for the same period of 2003.  The decrease is in part a result of the restructuring action taken in the first nine months of 2004.  Total general and administrative expenses for the nine months ended September 30, 2004 were $6.5 million, a decrease of $1.8 million or 22%, from $8.3 million for the same period of 2003.

Amortization expense

Amortization expense represents the financial statement effect of amortizing identifiable intangible assets acquired in conjunction with Proha’s purchase of Legacy Artemis in August 2000.  These assets are being amortized on a straight-line basis over the remaining life of 42 months commencing January 1, 2002.

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

As part of the restructuring actions carried out during the nine months end September 30, 2004, the Company has reduced its workforce by a total of 58 employees, from 396 to 338 (which includes scheduled terminations and voluntary resignations) or approximately 15% of its workforce.  The restructuring charge has affected corporate positions and certain operational positions in the Americas, EMEA and the Asia/Japan segments in the approximate amounts of $0.8 million, $0.9 million and $0.4 million, respectively.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $0.9 million of the total restructuring charge is included in current liabilities in the accompanying September 30, 2004 condensed consolidated balance sheet. The restructuring charge recorded in the third quarter of 2004, results from the Company’s decision to shut down one of its offices in Germany and to move its German headquarters to Munich. The resulting annual costs savings are expected to exceed $0.9 million.

Subsequent to quarter-end, the Company reduced the size of its product operations organization by nine employees resulting in annual cost savings of approximately $1.0 million. The related severance costs of approximately $0.2 million will be recorded as a restructuring charge in the fourth quarter of 2004.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and/or extent of the Company’s restructuring activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes to its restructuring obligations based on management’s most current estimates.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest expense, (ii) other income, and (iii) foreign exchange gains or losses.  During the three and nine months ended September 30, 2004, the Company incurred $0.2 million and $0.4 million of net interest expense, respectively, compared to less than $0.1 million during the same periods of 2003. Other income for the three and nine months ended September 30, 2004 included the write-off of certain old trade accounts payable and the release of accruals that were no longer necessary. The foreign exchange loss reported for the quarter ended September 30, 2004 is primarily due to European currency exchange fluctuations.  Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the foreign countries in which Artemis operates.

Foreign currency exchange rates

The effect of changes in foreign currency exchange rates for the quarter ended September 30, 2004 compared to the prior-year quarter resulted in an increase in revenues of approximately $0.6 million and a decrease in operating loss of approximately $0.1 million. The effect of changes in foreign currency exchange rates for the nine months ended September 30, 2004 compared to the same period in 2003 resulted in an increase in revenues of approximately $3.3 million and a decrease in operating loss of approximately $0.1 million.

Trade accounts receivable

Our trade accounts receivable decreased approximately $3.4 million from $13.6 million at December 31, 2003 to $10.2 million at September 30, 2004 because of (i) the timing and amount of fees billed during the quarter as compared to the fourth quarter of 2003, (ii) management’s general effort to accelerate the rate of collections and (iii) the collection of maintenance contract retainers which were billed in advance during December 2003 for services to be provided during 2004.

Liquidity and Capital Resources

Our operating activities used approximately $6.3 million in cash during the nine months ended September 30, 2004.  Our net loss of $8.7 million was the major component that reduced operating cash flow. Operating cash flow was further reduced by a net decrease in accounts payable and other liabilities of $4.6 million. The effects of these items on cash were offset by factors such as (i) a decrease in trade accounts receivable of $3.4 million, (ii) non-cash expenses of $3.6 million in depreciation and amortization related to our fixed assets and identifiable intangible assets and (iii) a decrease in prepaid expenses and other assets of $0.7 million.

Our financing activities provided $10.3 million during the nine months ended September 30, 2004. During the first quarter of 2004 our wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. During the second quarter of 2004, we completed the sale of convertible preferred stock resulting in net proceeds of $8.8 million, of which $2.2 million was used to reduce the amount owed under the Laurus Facility. At September 30, 2004, we had unused credit lines including over advance capabilities of $3.5 million based on the Laurus Facility.

Our principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our lines of credit.  Cash requirements through the end of fiscal year 2004 are primarily to fund operations at approximately the same levels as fiscal year 2003 offset by restructuring actions as described above.  In the future, we may need to raise additional funds through public and/or private financings, or other arrangements to fund operations, strengthen our global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to our existing stockholders.  Our capital requirements depend on numerous factors, including the rate of market acceptance of our products and services, our ability to service customers, our ability to maintain and expand our customer base, the level of resources required to maintain or expand our marketing and sales organization, research and development activities and other factors.  The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all and any new financings or other arrangements could place operating or other restrictions on the Company.  Our inability to raise additional capital, if and when needed, could seriously harm the growth of our business and results of operations.

Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow while better positioning the Company to compete under current market conditions.

In addition to securing the $5.0 million credit facility with Laurus in 2003, we have also taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  We initiated certain discretionary actions in late 2002 and throughout 2003 to streamline the Company’s operations and focus on our core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets. During the first nine months of 2004, and following the change in management, a number of non-discretionary restructuring actions have been taken to further reduce the cost base of the Company. The objective of those actions is to assure an improvement in operating margin on a moving forward basis.  The target is to rebalance the revenue mix of the Company toward higher software license and support revenues, as well as to simplify and reduce the global infrastructure.

On June 16, 2004 (the “Closing Date”), we completed a private placement of $9.0 million of unregistered convertible preferred stock. In connection with the private placement, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock to certain accredited investors (the “Series A Holders”), priced at $2.20 per share, each of which is convertible into one share of common stock.

In addition, the Company issued to the Series A Holders (i) five-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share that vest and became exercisable on the issuance date and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price. The number of issuable shares will be determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the common stock of the Company for any 15 consecutive day period during the six-month period immediately following the Closing Date. The maximum number of shares issuable for the Additional Warrants is approximately 1,058,000 shares.  As of November 5, 2004, the Six Month price was $2.01 per share, which would result in the issuance of 388,636 Additional Warrants to the Series A Holders.

Proceeds from the financing will be used for (i) working capital, (ii) the repayment of debt, and (iii) to strengthen the Company’s balance sheet. $2.2 million of the net proceeds were transferred on behalf of Artemis directly to Laurus to pay certain over-advances due at the closing date. In addition, approximately $2.3 million of the net proceeds were placed into escrow for a thirty-day period subject to the satisfaction of certain conditions set forth in an escrow agreement with the Series A Holders. The Company has met these conditions and has received the funds held in escrow.

We have experienced net losses in each of the three years in the period ended December 31, 2003.  At September 30, 2004, we reported an accumulated deficit of approximately $91.7 million and our current liabilities exceeded current assets by approximately $3.6 million.  Our independent public accountants have included a going concern paragraph in their audit report on the Company’s December 31, 2003 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Related Party Transactions

The Company’s Finnish subsidiary shares office space with Proha.  Rent and utilities are allocated between Proha and Artemis Finland based on headcount.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge was $284,000 and  $264,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was $116,000 and $201,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was  $121,000 and  $172,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company 35% owned by Proha, provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $130,000 and $174,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $19,000 and $42,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha. ProCountor has provided certain software development services to Artemis Finland and charged a fee for use of a web-based travel and expense claims program of $26,000 and $0 for the nine months ended September 30, 2004 and 2003, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha. Artemis Finland has charged Futura for accounting services $4,000 for each of the nine months in the periods ended September 30, 2004 and 2003.

At September 30, 2004, the Company maintained equity holdings in certain joint ventures with distributors of the Company’s products, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions (Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company, Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has informed Changepoint of its intent to exercise its put option and sell its 40% interest in Changepoint France to Changepoint. In May 2004, Compuware Corporation acquired privately held Changepoint.  The Company has initiated arbitration proceedings with respect to its claim of $1.6 million, which represents those monies owed by Changepoint to the Company under the terms of the Agreement.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan is secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets.  Artemis and Proha have executed a letter of commitment, whereby Proha agrees to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of ninety days to provide additional collateral, if necessary, or repay the loan. On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of the $3.1 million provided to the financial institution as collateral. Under this notification, the Company is required to repay the loan by January 10, 2005. The Company is currently reviewing alternatives, such as repaying the loan through available funds or through seeking additional funding, or by replacing the collateral provided by Proha with additional collateral from the Company.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk

At September 30, 2004, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

The Company utilizes lines of credit to fund some of its operational cash needs.  We do not believe that we have material interest rate risk, however some of our lines of credit have variable interest rates, which are based on commonly used bank indices. We do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our consolidated financial position.

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act). Based upon our most recent evaluation, the CEO and CFO concluded that, as of September 30, 2004, our disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC.

There were no significant changes made in our internal control over financial reporting (as defined in Rule 13a-15(f) of the 34 Act) during the nine months ended September 30, 2004 that have materially affected or are reasonably likely to materially affect these controls.  Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On July 30, 2004, the Company received a Secured Convertible Minimum Borrowing Note (the "Minimum Borrowing Note") in the amount of $1.5 million.  The Minimum Borrowing Note is due on August 26, 2006 and is convertible into common stock of the Company at the option of the holder at the following prices: 190,000 shares at $1.45 per share, 190,000 shares at $1.81 per share, and 342,646 shares at $2.57 per share.  As of the date of this report none of the amount outstanding under the Minimum Borrowing Note has been converted into common stock of the Company.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6. Exhibits

10.46	Employment Agreement dated January 23, 2004 between the Company and Patrick Ternier.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Artemis International Solutions Corporation

Date:	November 12, 2004	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	November 12, 2004	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer