Form 10-K
period 2004-12-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2005-03-30
CIK 1099674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $4.6 million.  There were 10,537,898 shares of common stock outstanding as of March 11, 2005.

ARTEMIS INTERNATIONAL SOLUTIONS CORP.

Annual Report on Form 10-K

For the Year Ended December 31, 2004

TABLE OF CONTENTS

Part I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk.

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

EXHIBIT INDEX

SIGNATURES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  Actual events and results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Safe Harbor Statement.”

PART I

Item 1.  Business.

Artemis International Solutions Corporation, a Delaware Corporation, including its subsidiaries (“Artemis”, “We”, or the “Company”), is one of the world’s leading providers of Investment Planning and Control TM (“IP & C”) software and services. Since 1976, we have been helping organizations improve their performance through portfolio, project and resource management.

We provide a comprehensive set of Investment Planning and Controlsolutions designed to help organizations execute their strategies through effective project portfolio management. These solutions combine our flagship product Artemis 7 with verticalized solutions-oriented consulting services to address the needs of both private and public sector organizations in the areas of:

•                  Information Technology (“IT”) Management and Governance

•                  New Product Development and Launch

•                  Strategic Asset Optimization

•                  Aerospace and Defense Program Management

•                  Public Investment Management

Our Investment Planning and Control solutions cover the full investment lifecycle, from selection and prioritization based on strategy and operational goals, to reiterative budgeting and resource allocation, to project execution and performance measurement, including value and benefit assessment.  Our customers rely on us to provide them with a solution to better manage their IT investments, develop new products such as pharmaceuticals, promote business efficiency through better alignment and allocation of resources in governmental agencies, maintain nuclear power stations, and manage defense programs.

The solutions are deployed in a phased approach using SM², the Artemis Solution Management MethodologyTM designed to accelerate return on investment (“ROI”) and minimize implementation risks.

More than 400 companies representing 600,000 users in 44 different countries have licensed Artemis solutions in a broad range of industries, including: Chicago Mercantile Exchange, Exelon Energy, AMI Semiconductor, Nokia, France Telecom, Lockheed Martin, Telecom Italia, Toshiba, MoneyGram and USAA.

Our corporate offices are located at 4041 MacArthur Boulevard, Suite 401, Newport Beach, CA 92660 and our telephone number at that address is (949) 660-6500.

Industry Overview

Private and public sector organizations are under growing pressure to deliver more with less, and improve the alignment of their investments with evolving objectives in an increasingly competitive market characterized by tighter margins, shorter product lifecycles, economic and political uncertainty, and more stringent regulatory controls and compliance criteria.

Across all industry sectors, 2004 has confirmed the urgent need to improve the processes for selecting, budgeting, prioritizing and executing investments in order to optimize corporate resources, improve business performance and ensure visibility throughout the process.

Similar issues exist in all areas of the business including IT, Research and Development and Asset Lifecycle Management:

•                  Increasing visibility and alignment of the investment portfolio with evolving business strategy

•                  Making objective, value-based investment selections

•                  Maintaining agility in the allocation of funds and resources to reflect changing priorities

•                  Aligning investment planning and execution to ensure business benefits achievement and value delivery

•                  Minimizing unnecessary costs by early identification of investments that bring insufficient value

•                  Enabling effective governance over both strategy and execution

•                  Ensuring regulatory compliance through standard methods and processes

These requirements make Portfolio and Value Management one of the most powerful combinations for improved business performance.

•                  Within IT organizations according to the META GROUP, Portfolio Management (PfM) has become the premier IT/business communication tool for optimizing IT investment. Through 2007, more than 70% of firms will combine IT portfolio management, IT value management, enterprise architecture and business relationship management as critical integrated IT organizational practices. Similar trends are reported by the Gartner Group.

•                  Within R&D organizations according to AMR Research, only 31% of companies surveyed acknowledged having strategic and financial control over their investments in new product development and launch. Others have been advised to implement portfolio management to ensure the most important projects in the pipeline are properly resourced and executed. Gartner Group similarly forecasts that from 2004 to 2010, global 1000 manufacturers will increase their investment in portfolio management by a factor of 10 to improve research and development (“R&D”) performance (60% probability).

Most organizations have been trying to solve the above issues using in-house tools, desktop software and point solutions, without being able to leverage the benefits associated with a comprehensive and dynamic view of the investment portfolio through its full life-cycle, and involving all stakeholders throughout the organization.

Our Solutions

Our solutions help translate strategy into measurable results by providing a permanent, comprehensive view of the investment portfolio, agility to respond to change, detailed performance analysis, support for rapid objective decision making, and timely communication to stakeholders.

They incorporate a fully integrated set of top-down and bottom-up processes enabling all stakeholders to concentrate on the key business decisions related to their investments and projects without getting caught-up in the details: from selection and prioritization based on strategy and operational goals, to reiterative budgeting and resource allocation, to project execution and performance measurement, including value and benefit assessment.

Our solutions are designed to deliver value throughout the full investment life-cycle to all stake-holders: Chief Information Officer, CFO, R&D managers, line of business managers, project and resources managers, knowledge workers, customers and partners. Unlike other systems, our solutions are completely integrated to offer a real connection between the different processes including demand management, portfolio and budgeting management, execution management, benefit measurement and delivery control.

The web-based software underlying our solutions is accessible through any browser, and is scalable for tens of thousands of users. Multiple language and currency support ensures seamless integration, consolidation and analysis of all investments for our global customers.

Strategy

Our strategy is to become the leading provider of Investment Planning and Control solutions for large private and public sector organizations.

Our plan includes the following key components:

•                  Continue to show leadership in functionality not only in IT Management but in other investment intensive businesses areas such as R&D or strategic asset management.

•                  Increase the leverage created by our extensive international presence to improve our sales in growing and emerging regions

•                  Add more strategic partnerships to increase our access to the market and the value delivered to customers

•                  Cultivate customer intimacy to enhance implementation service quality and build more industry best practices into our solutions

Products

Artemis 7, the software product underlying our Investment Planning and Control solutions, was first introduced in December 2001 under the name Portfolio Director. Version 6.0 was released in November 2004, extending the capabilities of the previous version by adding:

•                  Performance-based budgeting capabilities

•                  Microsoft Excel reporting using leading edge web-based technology

•                  Bi-directional interface with Microsoft Project®

•                  Full bottom-up cost and benefits consolidation

The Company expects to release Artemis 7, version 6.1 in June/July 2005 further extending the capabilities by adding:

•                  Work-flow driven idea and request management

•                  Advanced Planning and Scheduling as an alternative to Microsoft Project usage

•                  Improved time reporting features

•                  Support of IBM DB2 Universal Database

Artemis 7 incorporates a fully integrated set of top-down and bottom-up collaborative processes:

Investment Portfolio Management

•                  Collect demands

•                  Define, classify, prioritize investments

•                  Model and simulate alternative investment strategies

•                  Record investment risks and issues

•                  Regularly review investment performance and communicate status to stakeholders

Performance Based Budgeting

•                  Financial management of multi-year investments

•                  Dynamic linkage of budgets to strategy

•                  Manage fund requests, arbitration and allocation process

•                  Maintain visibility of budgeting and resource allocation decisions

•                  Manage full cost of investments

Execution Management

•                  Manage projects and work

•                  Allocate and optimize resources

•                  Manage deliverables

•                  Track time

•                  Manage risk and issues

•                  Assess results

This integrated set of processes is supported by horizontal capabilities :

Dashboards & Analytics

A comprehensive set of standard dashboards and unlimited analytical capabilities on investment portfolio management, budget and cost control, benefit measurements, resource usage and project management.

In addition to multiple scorecards and other on-line key performance indicators, the product offers sophisticated web-based integration with Microsoft Excel.  An unlimited number of Excel based reports can be created through pre-defined templates and fully integrated in each user environment while respecting data security requirements. The software also facilitates use of other third party Business Intelligence tools by providing access to a set of ready to use reporting data tables.

Work Flow Management

The product uses investment and project management methodology templates to provide integrated workflow control and stage gate capabilities.  These governance templates contain the steps, milestones and stakeholders involved in the lifecycle approval and funding process for each investment or project including review, approval and authorization steps.  The application uses workflows to prompt identified stakeholders to formally review and approve different milestones and stages throughout the lifecycle of investments, programs and projects.

Triggers can send alerts within the Artemis 7 platform or via email to defined investment project stakeholders, providing instant notification of critical issues for review and approval.

Collaboration

The product provides a comprehensive collaborative capability, allowing stakeholders and contributors to store and share information.  The integrated document management capability allows documents and data to be linked directly to the target investment, project or work items, while the discussion area provides an informal process for threaded comments and notes.  Risks are more easily monitored and controlled through the shared Risks and Issues Register.  Users may subscribe to specific documents receiving updates through email and home page alerting.

Integration Management

Artemis 7 is an extensible solution, allowing integration with existing systems and the capacity to extend standard system functionality through Custom Plug-ins, Application Program Interface (“API”) and Extensible Markup Language (“XML”) capabilities.

Artemis 7 allows configurable access levels based on role and rights granted that allow users to access the various processes and features of the solution based on their individual needs.  This approach by process favors phased implementations, allowing the organization to start with a 25 user system initially focused on portfolio and budget optimization, then expanding to ten of thousands of users leveraging all the business processes supported by the solution.

Artemis Views, a web and client server product designed to manage project based work in organizations with well-established project management practices, comprises a series of core modules including:  Project Management, Advanced Planning and Resourcing, Earned Value Management, Time Reporting, and Project Analytics.

Technology and Architecture

The technology underlying our solutions offers a highly scalable and configurable environment on a web-based architecture designed to support distributed environments.

Multi-Platform

Built in J2EE (the most established Java programming language), the application supports the majority of popular platforms and environments, allowing organizations to leverage their existing investment in deployed technologies.

Security

Role based access security ensures that authorized users are presented with an intuitive, easy to navigate interface that provides only the information appropriate to their role.

Internationalization

Designed for global deployment using multiple currencies, the application provides multi-language support including DBCS (Double Byte Character Set) and is available today in English, French, German, Spanish, Italian, Russian, Dutch, Japanese, Chinese and Korean.

Integration

Artemis 7 is a fully extensible solution, allowing integration with existing systems and the capacity to extend standard system functionality.  Custom Plug-ins enable event driven extensions, while our API provides for more complex integrations and extensions.  In addition, the application provides a complete XML schematic to aid custom data transfer.

Expansion and Strategic Alliances

From a sales perspective, Artemis will seek to continue to consolidate its leadership throughout Europe and Japan, while increasing sales in North America. Artemis has established a program for growth in the Japanese market, and will selectively extend its presence in emerging markets such as China and Australia.  To support our growth within specific industry market segments, we have established strategic alliances with a number of specialized consulting companies and system integrators.  These include, BearingPoint, IBM Global Services, Unilog, Fujitsu Consulting, DMR Conseil (Quebec).  Our technology focused alliances include companies such as IBM Corporation, Oracle Corporation, Microsoft Corporation, Cognos, BEA Systems, Citrix Systems and Sun Microsystems.

Selling and Marketing

We market our solutions through our own direct sales organizations in the United States, the United Kingdom, France, Finland, Germany, Italy, Japan and Singapore. Additionally, our joint venture and distributor network provides sales and service capabilities in other European countries, Australia, Asia Pacific and Latin America.

We also support our growth within specific markets through consulting partnerships that enhance our total offering by providing an integrated solution deployment and systems integration capability

Our overall marketing strategy is to continue to position our Investment Planning and Control offering as the leading solution in the market. An IP&C solution that provides a management framework for the optimization of the complete set of investments of a given organization during their full lifecycle, from value assessment to benefit realization.

Customers

Artemis provides mission-critical software solutions to hundreds of organizations worldwide. The below list demonstrates the diverse geographical and industry coverage we have recently established with our solutions.

Financial Services:  AIG Insurance, Allianz-AGF, AXA Life Insurance, BNP Paribas, Casino, Chicago Mercantile Exchange, Crédit Agricole, Crédit Lyonnais, La Poste, Traveler’s Express, USAA, Promina Group Insurance.

Manufacturing: Actelion Pharmaceutical Ltd, AMI Semiconductor, Cummins, Hitachi, McData Corporation, Olympus Corporation, Philips Medical Systems, Sara lee Branded Apparel, Sony Corporation, Trigem Computers, Unomedical.

Public Sector: Bordeaux District Council, Brisbaine City Council, UK Metropolitan Police, French UNEDIC, UK Regional Development Agencies, Singapore Immigration & Checkpoint Authority, Italian Ministry of Economy & Finance.

Telecommunications: China Telecom Shanghai, France Telecom, Wind Spa, Indonesia PT Telecom, Nokia Corporation, Telecom Italia, Telenor, T-Systems, Vodafone.

Energy : Exelon Nuclear, Exelon Energy Delivery, GE Oil & Gas, Osaka Gas, Total.

Aerospace & Defense Program : Alcatel Space, BAE Systems, Bath Iron Works, Eurofighter, Lockheed Martin Space Systems.

To date, more than 400 companies representing 600,000 users have licensed our software solutions.

Intellectual Property

Our proprietary products are not protected by patents. However, to protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer it to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these efforts, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. If, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, and/or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition. As a result, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws as described above.

In addition, the laws of certain foreign countries (particularly in Asia) in which our products are or may be licensed may not protect our products and intellectual property rights to the same extent as laws of the United States. Patent protection within the World Trade Organization appears to permit substantial discretion to member countries. A notable example is China’s voidance of Pfizer’s Viagra patent, which was awarded by that country in September 2001.

We believe that our products do not infringe upon any valid existing proprietary rights of third parties.

Competition

With demonstrated market growth in the Project Portfolio Management software space, we expect positive trends for the application software market in general.  We also expect the intensity of existing competition to increase, particularly in the US and the UK.

We believe other parts of the world, such as Japan and Continental Europe, to be more sheltered from competitive pressure due to our long established presence, understanding of local market needs, and existing partnerships.

Our products compete with a variety of business application software and with in-house developments based on Microsoft Office developments or other programming languages.

Competition comes mainly from pure project portfolio software vendors, IT Management suites and some Enterprise Resource Planning (“ERP”) modules that can initially appear attractive to customers who have implemented the ERPs for other business processes.

Competition varies according to the different markets we address with our solutions:

•                  IT Management and Governance with vendors such as Niku, Mercury Interactive and Compuware

•                  New Product Development with vendors such as IDE, Sopheon, SAP and MatrixOne

•                  Aerospace and Defense Program management with vendors such as Primavera, Welcom, Microsoft, SAP and Oracle

We expect to continue to compete very favorably on a global basis due to our solution capabilities and inbuilt intelligence, together with our ability to leverage our international presence and local market intimacy.

Research and Development

We incurred research and development expenses of approximately $7.7 million, $8.2 million and $7.9 million, respectively for the years ended December 31, 2004, 2003 and 2002.  Research and development expenses consist primarily of salaries and related costs associated with the development of our products.

In early 2004, we changed the leadership of our product development organization and consolidated our Product Management, Development and Tier II Support functions under a single structure, Product Operations. In late 2004 we reduced the number of resources employed in our Newport Beach development center. This restructuring of our Product Operations cost base was made in the light of Artemis licensing and having the option to acquire the rights to a best-of-breed scheduling tool for Artemis 7 rather than developing it in-house. In addition, this decision has allowed us to accelerate our plan to enlarge our offshore development team; thereby increasing new product feature throughput and achieving a higher level of customer responsiveness. We have therefore increased offshore resources both in the development and quality assurance areas. This will have the immediate benefit of allowing us to deliver a major new functional module wholly developed by this offshore team in June/July 2005.

As we proceed through the year depending on our financial condition, we will continue to add additional resources to this offshore facility, initially to provide further coverage in the area of the Tier II support function. This will help us underpin the growth forecasted by our Asian, Chinese and Japanese distribution channels by providing support coverage geographically closer to their own time zones.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that spending on research and development in 2005 will remain flat except for cost savings resulting from the restructuring activities described above. Already this restructuring exercise has allowed Artemis to increase its core development capacity while retaining some of the cost savings from the actions described above.

Our plan is to increase our R&D output to strengthen our leadership in the geographical markets and/or industries we are targeting. Major new releases will increase our ability to support additional business processes and user types, increasing our footprint in the customer’s organizations.

R&D efforts are performed in our facilities in the US and the UK with significant additional capacity from our partner company based in India.

In fiscal 2004, our R&D efforts focused primarily on our IP&C Artemis 7 based solutions and to a lesser extent on Artemis Views.

Services and Support

Drawing on the consolidated experience of a global network of consultants specialized in the definition and deployment of processes and systems to support enterprise investment planning and control, we have developed a structured Solution Management Methodology (sm2). This modular, phased approach enables reduction in deployment time thereby delivering more immediate benefits, accelerating ROI, and minimizing the risks frequently associated with the deployment of enterprise solutions. We regularly partner with consulting organizations and system integrators to increase the value delivered to our clients.

We offer a worldwide support network and complementary systems that ensure timely and quality responses to client requests. From all our offices worldwide, we provide both telephone and Web-based support as well as guidance on how to best use our solutions, and to resolve issues encountered during installation, deployment, and day-to-day usage of our products.

Employees

As of December 31, 2004, Artemis directly employed approximately 325 persons on a worldwide basis; 67 in the United States of America, 211 in Europe, 31 in Japan, and 16 in Asia. Our employees are not represented by labor unions or collective bargaining agreements, except as may be required by the laws of certain foreign jurisdictions.  We have not experienced any work stoppages anywhere, and consider our relations with our employees worldwide to be good.

Financial Information about Geographic Areas

Our revenue is segmented by geographic region and is based upon management responsibility for such operations.  The following table presents information about the Company’s revenue (net of eliminations) by geographic area for each of the three years in the period ended December 31, 2004.

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Americas	$12,039	$15,642	$28,074
EMEA (1)	33,744	34,423	32,640
Japan	5,196	6,073	6,335
Asia	1,466	1,153	1,615
Total revenue	$52,445	$57,291	$68,664

(1) Europe, Middle East and Africa

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other corporate information regarding our Company and other companies that file materials with the SEC electronically. Our corporate headquarters are located at 4041 MacArthur Blvd., Suite 401, Newport Beach, California, 92660. Our phone number at that address is (949) 660-6500.

Item 2.  Properties

Artemis leases all of its United States and international facilities pursuant to leases that expire from a month-to-month basis to January 31, 2010.  In addition, the Company maintains facilities in various other locations across the United States, Europe and Asia. The Company’s facilities comprise a total of 23,000 square feet in the United States and 56,000 square feet in Europe and Asia. We believe our current facilities are sufficient for our needs.

Item 3.  Legal Proceedings

The Company is party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material adverse effect on its financial position, results of operations or cash flows.  See Note 16 - Contingencies/Litigations of the notes to the consolidated financial statements for information regarding legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 30, 2004, the Annual Meeting of Stockholders of Artemis International Solutions Corporation was held (“Annual Meeting”).  The Annual Meeting involved the election of directors to the Company’s Board.  Four directors were voted on and elected by the Stockholders:  Joseph Liemandt, David Cairns, Steve Yager and Mike Murphy.  Mr. Liemandt received 10,635,652 votes in the affirmative, while 5,714 votes were withheld.  Mr. Cairns received 10,635,639 votes in the affirmative, while 5,727 votes were withheld.  Mr. Yager received 10,635,646 votes in the affirmative, while 5,720 votes were withheld.  Mr. Murphy received 10,635,649 votes in the affirmative, while 5,717 votes were withheld.  Three individuals continued as directors after the Annual Meeting and were not voted upon:  Olle Odman, Pekka Pere and Bengt Älgevik.

In addition to the election of directors, five matters were voted upon and approved by the Company’s stockholders at the Annual Meeting.  The first such matter was a resolution to amend the Company’s Amended and Restated Certificate of Incorporation.  The amendment reduced the number of shares of Common Stock that the Company may issue from 500,000,000 to 50,000,000, thereby reducing the total number of shares of all classes of capital stock that the Company may issue from 525,000,000 to 75,000,000 (including 25,000,000 shares of authorized preferred stock).  This resolution passed, with 10,633,727 votes in the affirmative.  The number of votes cast against the resolution was 7,073, with 566 abstentions and no broker nonvotes.

The second additional matter was another resolution to amend the Company’s Amended and Restated Certificate of Incorporation, effectively implementing the “20% Rule” of Nasdaq Marketplace Rule 4350.  The 20% Rule imposes certain requirements upon the Company before it can enter into a private transaction involving the sale, issuance or potential issuance by the Company of common stock (or securities convertible or exercisable into common stock) equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance.  (Further details on this resolution and the 20% Rule can be reviewed in the Definitive Proxy Statement pertaining to the Annual Meeting, filed by the Company with the SEC on October 25, 2004.) This resolution also passed, with 10,635,832 votes in the affirmative.  The number of votes cast against the resolution was 3,709, with 1,825 abstentions and no broker nonvotes.

The third additional matter was a resolution to approve an amendment to and restatement of the 2000 Non-Employee Directors Stock Option Plan (“Non-Employee Director Plan”).  The primary revisions to the Non-Employee Director Plan effectuated by the amendment included, (i) replenishing the plan with additional options authorized for issuance under the plan, (ii) providing a specific grant to newly elected directors, and (iii) providing for an automatic, annual grant for continuing directors.  (Further details on this resolution and the amendment to and restatement of the Non-Employee Director Plan can be reviewed in the Definitive Proxy Statement pertaining to the Annual Meeting, filed by the Company with the SEC on October 25, 2004.)  This resolution also passed, with 10,622,864 votes in the affirmative.  The number of votes cast against the resolution was 17,584, with 917 abstentions and one broker nonvote.

The fourth additional matter was a resolution to approve an amendment to and restatement of the 2000 Stock Option Plan.  The primary revision to the 2000 Stock Option Plan effectuated by the amendment was a replenishing of the plan with additional options that are authorized for issuance under the plan.  Specifically, (i) the initial number of shares of common stock reserved for issuance under the plan increased from 300,000 shares to 2,000,000 shares, and (ii) the maximum number of shares of common stock reserved for issuance under the plan increased from 1,200,000 shares to 5,000,000 shares, after accounting for the five percent reload that is available each year immediately preceding December 31st.  (Further details on this resolution and the amendment to and restatement of the 2000 Stock Option Plan can be reviewed in the Definitive Proxy Statement pertaining to the Annual Meeting, filed by the Company with the SEC on October 25, 2004.)  This resolution also passed, with 10,346,412 votes in the affirmative.  The number of votes cast against the resolution was 294,164, with 790 abstentions and no broker nonvotes.

The fifth matter was a resolution to ratify the selection by the Board of Squar, Milner, Reehl & Williamson LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2004.  This resolution also passed, with 10,638,902 votes in the affirmative.  The number of votes cast against the resolution was 1,900, with 564 abstentions and no broker nonvotes.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Nasdaq Bulletin Board (“OTCBB”) administered by Nasdaq.  From April 4, 2000 until June 28, 2001, our common stock was listed on the Nasdaq National Market under the symbol “OPUS”.  Since June 29, 2001, our common stock has been quoted on the OTCBB, whereby effective November 25, 2001, the trading symbol on the OTCBB was changed to “AISC”.  Subsequent to the Company’s one for twenty-five reverse stock split on February 7, 2003, the trading symbol was changed to “AMSI”.  All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the February 7, 2003 reverse stock split.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”, common referred to as the “penny stock rule”), impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock”.  Subject to certain exceptions, a penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  The market price of our common stock on the OTCBB during the fourteen months ended Feburary 28, 2005 has ranged between a high of $3.25 and a low of $1.35 per share, and our common stock is thus deemed to be penny stock for purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could severely impair the liquidity of our stock in the secondary market.

At March 11, 2005, the number of stockholders of record was approximately 715 (excluding beneficial owners and any shares held in street name or by nominees).  The following table sets forth the quarterly high and low sales prices based on bid quotations per share, as retroactively adjusted for the aforementioned reverse stock split.

	Artemis International Solutions Corp
	High	Low
YEAR ENDED DECEMBER 31, 2004
First Quarter	$2.00	$1.35
Second Quarter	3.15	1.35
Third Quarter	2.50	1.90
Fourth Quarter	3.20	1.90
YEAR ENDED DECEMBER 31, 2003
First Quarter	$2.20	$1.00
Second Quarter	2.05	1.35
Third Quarter	2.45	1.50
Fourth Quarter	2.00	1.35

On March 11, 2005, the last sales price of our common stock was $2.75 per share.

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following table provides information about the Company’s common stock that may be issued upon the exercise of options under all of our existing equity compensation plans as of December 31, 2004.  See Notes 1 and 15 to the Company’s consolidated financial statements included elsewhere herein for additional information.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)

Equity compensation plans approved by shareholders	1,764,516	$11.71	1,637,141

Equity compensation plans not approved by shareholders	47,071	$249.60	—
Total	1,811,587	$17.88	1,637,141

Dividend Policy

We do not anticipate paying cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and the expansion of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, general business conditions, restrictions imposed by financing arrangements, legal and regulatory restrictions on the payment of dividends and other factors that our Board of Directors deems relevant.

In August 2003, the Company obtained a revolving credit facility with Laurus Master Fund Ltd. (“Laurus”). Under the Security Agreement executed in connection with the revolving credit facility, the Company may not directly or indirectly declare, pay or make any dividend or distribution on any class of its stock, except for indebtedness subordinated to Laurus.

On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (the “Series A Preferred Stock”).  So long as at least 30% of the Series A Preferred Stock is outstanding, the Company cannot, directly or indirectly, redeem, declare or pay any cash dividend or other distribution on the common stock without the prior express written consent of the holders of at least a majority of the Series A Preferred Stock.

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

The stock option plans adopted by Opus360 prior to the consummation of the share exchange agreement between Proha PLC and Opus360 (“the Share Exchange Transactions”) in 2001, and the related stock options continue in full force and effect.  Even though Legacy Artemis was the acquirer for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. Options granted under Opus 360 plans are redeemable in the common stock of Artemis. Following is a description of the Company’s non-stockholder approved stock option plans.

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  46,983 of these stock options with an exercise price of $250 are outstanding and exercisable as of December 31, 2004.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2004, 88 of the options with a weighted average exercise price of $34.25 remained outstanding.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by the Company from January 2002 to date which were not registered under the Securities Act of 1933, as amended (“the Securities Act”).  We believe that each transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder as transactions not involving a public offering, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

Security Type	Name of Security Holder	Date Issued	No of Shares
Debt convertible into common stock and warrants	Laurus Master Fund, Ltd.	8/14/2003*	847,646	(a)
Preferred stock & warrants	Emancipation Capital LP	6/16/2004	1,652,284
Preferred stock & warrants	Samuelson Investment, Inc.	6/16/2004	1,376,904
Preferred stock & warrants	Philip Hempleman	6/16/2004	550,761
Preferred stock & warrants	Porridge, LLC	6/16/2004	550,761
Preferred stock & warrants	Potomac Capital Partners, LP	6/16/2004	421,332
Preferred stock & warrants	Potomac Capital International Ltd	6/16/2004	140,444
Preferred stock & warrants	Pleaides Investment Partners R, LP	6/16/2004	264,366

* As amended on July 30, 2004 (See Note 6 to the Company’s consolidated financial statements included elsewhere herein for additional information.).

(a)          The securities sold in these transactions were the convertible note payable and the related warrant.  The number of common shares noted above represents the maximum which may be issued.  As described in the aforementioned Note to the Company’s consolidated financial statements, the Laurus Master Fund, Ltd. beneficial ownership of the Company’s common stock is contractually limited to 2.5% of the outstanding shares.

The aggregate selling price, the conversion terms of the preferred stock, the terms of exercise of the related warrants, and the use of net proceeds received in the above June 16, 2004 transactions are disclosed in Note 14 to the Company’s consolidated financial statements included elsewhere herein.

As more fully described in Notes 6 and 14 to the aforementioned financial statements, the common stock underlying the convertible note payable to Laurus, the convertible preferred stock transactions listed above, and the warrants issued in such transactions were subsequently registered with the SEC.

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

	Year Ended December 31,				Nine Months Ended December 31,
	2004	2003	2002	2001	2000(a)(b)(c)
	(in thousands, except per share data)
Summary of operations data:
Revenues	$52,445	$57,291	$68,664	$67,646	$34,822
Operating (loss)	(9,553)	(8,092)	(3,746)	(66,483)	(11,398)
Net (loss)	(9,685)	(7,891)	(3,948)	(59,764)	(10,797)
Basic and diluted loss per common share	(0.97)	(0.79)	(0.40)	(6.78)	(1.40)
Shares used in computing loss per common share	9,988	9,965	9,965	8,816	7,689

Balance sheet data:
Cash and cash equivalents	3,720	2,593	7,766	5,081	3,200
Working capital deficiency	(3,420)	(9,016)	(4,964)	(5,432)	(2,823)
Total assets	22,320	28,358	39,005	38,570	103,488
Long-term debt, including amounts due within one year	1,939	676	1,185	2,618	5,546
Total stockholders’ equity (deficit)	(5,805)	(3,173)	4,721	9,582	60,905

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

(c)          The independent auditor’s report relating to the nine months ended December 31, 2000 is not included herein.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discusses the financial condition and results of operations of Artemis and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this report include “forward-looking” statements (versus historical facts) within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are subject to risks and uncertainties that could cause actual results to differ materially from those described.  Although we believe our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from and worse than our expectations. With respect to forward-looking statements, the Company invokes the protection afforded by the Private Securities Litigation Reform Act of 1995.

Overview

Artemis is one of the world’s leading providers of investment planning and control software and services. Since 1976 we have been helping organizations improve their performance through portfolio, project and resource management. Improved performance requires continuous alignment of investments with strategic business goals, consequently the ability to effectively select, plan, budget and control investment projects becomes the key for optimizing corporate resources. We believe this creates an even greater requirement for integrated investment planning and control solutions to support the needs of value creation, visibility, governance and compliance.

The Company has a 29-year history of successfully delivering enterprise and project management solutions to Global 2000 customers with the most extensive portfolio, project and resource management needs. Companies trust Artemis’ software to manage their business-critical processes. Customers use our software in such key areas as (i) IT management and governance (ii) developing and launching new products such as pharmaceuticals, (iii) helping governmental agencies promote business efficiency through better alignment and allocation of resources, (iv) optimizing strategic assets in utilities and (v) managing key aerospace and defense programs.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived and intangible assets and the amortization of intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

•                  Revenue recognition;

•                  Valuation of long-lived and intangible assets;

•                  Amortization of intangible assets;

•                  Valuation of deferred tax assets; and

•                  Estimation of the allowance for doubtful accounts receivable.

Revenue recognition

The Company has adopted Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The estimated fair value of an element is based on vendor-specific objective evidence (“VSOE”).  Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and/or timing of revenue recognized could result.

Valuation of long-lived and intangible assets

The Company’s business combinations were accounted for using the purchase method of accounting. In connection with the 2001 reverse acquisition of Opus360, the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations resulted in the allocation of negative goodwill in the amount of approximately $10.5 million as a direct reduction of certain acquired Opus360 non-current assets. At December 31, 2001, the Company recorded an impairment charge which resulted in the complete write-off of goodwill and a partial write-off of its identifiable intangible assets.  (The intangible assets described in the preceding sentence were recorded in conjunction with the push-down to the Company’s consolidated financial statements of Proha’s acquisition of all of Legacy Artemis’ outstanding common stock in August 2000). As a result of the complete write off of goodwill at December 31, 2001, the adoption of SFAS No. 144 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, had no impact on the amortization expense during 2002.

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

Amortization of intangible assets

Intangible assets at December 31, 2004 consist of acquired customer bases. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful life of the assets, which is forty two months from January 1, 2002.

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

Allowance for doubtful accounts receivable

We establish our allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and/or timing of such allowance could result.

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

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign pension plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign pension plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The interim-period disclosure requirements which became effective on January 1, 2004 and December 31, 2004 were adopted by the Company on those dates. The Company is presently evaluating the other effects of SFAS No. 132-R on its financial statement disclosures.

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method.  The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after June 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

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

Results of Operations

The following table sets forth the unaudited percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
	2004	% of Revenue	2003	% of Revenue	2002	% of Revenue
	(in millions)
Revenue:
Software	$13.1	25	$13.3	23	$15.1	22
Support	17.2	33	16.6	29	15.7	23
Services	22.2	42	27.4	48	37.9	55
	52.5	100	57.3	100	68.7	100

Cost of revenue:
Software	0.2	—	0.7	1	1.7	2
Support	5.7	11	5.1	9	6.4	9
Services	17.6	34	20.3	35	24.6	36
	23.5	45	26.1	45	32.7	47

Gross margin	29.0	55	31.2	55	36.0	53

Operating expenses
Selling and marketing	14.3	27	15.9	28	12.5	18
Research and development	7.7	15	8.2	14	7.9	11
General and administrative	8.7	17	11.1	19	15.2	22
Amortization expense	4.1	8	4.1	7	4.1	6
Impairment charge	0.9	2	—	—	—	—
Restructuring charges	2.7	5	—	—	—	—
	38.4	73	39.3	68	39.7	57

Operating loss	(9.4)	(18)	(8.1)	(13)	(3.7)	(4)

Non operating (income) expense
Interest expense, net	0.5	1	0.2	—	0.2	—
Equity in net (income) loss of unconsolidated affilates	(0.1)	—	0.3	1	0.4	1
Gain on sale of subsidiaries and investee	—	—	(0.4)	(1)	(1.0)	(1)
Other (income) expense, net	(0.1)	—	0.1	—	0.5	1
Foreign exchange gain	(0.4)	(1)	(0.7)	(1)	(0.4)	(1)
Non operating income, net	(0.1)	—	(0.5)	(1)	(0.3)	—

Income tax expense	0.2	—	0.3	1	0.5	1
Net loss	$(9.7)	(19)	$(7.9)	(13)	$(3.9)	(5)

2004 compared to 2003

Revenue

Software Revenue

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue decreased $0.2 million or 2% to $13.1 million during 2004 from $13.3 million during 2003.  Software revenue represents 25% and 23% of total revenue for the years ended December 31, 2004 and 2003, respectively. Software revenue from our flagship product, Artemis 7, which is the main platform for our investment planning and control solutions, increased to 40% of total software revenue in 2004, up from 31% in 2003. Excluding a large multi-million dollar transaction recorded in the UK of which approximately $1.6 million was recorded in 2003, software revenue for Artemis 7 increased by 107% year-over-year. In November 2004, we released Artemis 7, Version 6.0, extending its functionality and capabilities. This has in part led to higher sales in the last month of the year compared to the previous year.  The increase in software revenue in the US by $0.9 million or 32%, and our subsidiaries in Finland, up $0.5 million or 31%, Germany, up $0.5 million or 75%, and France, up $0.2 million or 9%, were more than offset by a decrease in software revenue in our UK subsidiary, down $2.4 million or 83%.

Support Revenue

Support revenue consists of fees for providing software updates and technical support for our software products.  Support revenue increased $0.6 million or 4% to $17.2 million during 2004 from $16.6 million during 2003.  This increase in support revenue was due to increases in revenues generated by our foreign subsidiaries, such as Finland, up $0.4 million or 24%, as well as Japan, Italy, France and the UK, all up $0.1 million. This was partially offset by a decrease in support revenue in the US by $0.3 million or 6%. The Company continues to emphasize cultivating the existing customer base and focusing on customer satisfaction.

Services Revenue

Services revenue consists of fees for consulting and training generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $ 5.2 million or 19% to $22.2 million during 2004 from $27.4 million during 2003.  Of the total decline in services revenue year-over-year, $4.1 million or 79% is related to consulting services provided in the US. The decrease in service revenue is in part a result of the completion of several large consulting assignments with two large US customers. These two customers generated $2.6 million in 2004 compared to $5.0 million in 2003. Decreases in services revenue in our subsidiaries in Japan, down $1.1 million or 34%, Germany, down $0.7 million or 48%, and the UK, down $0.4 million or 8%, were only partially offset by increases in Italy, up $0.9 million or 21%, and Asia, up $0.2 million or 51%. The level of services revenue in our various operations was impacted by the timing and size of software sales and the lower level of consulting services related to our software sales of Artemis 7.

Deferred Revenue

The balance of deferred revenue decreased $2.2 million to $5.0 million at December 31, 2004 from $7.2 million at December 31, 2003.  The shift in deferred revenue is a result of the timing of our support billings and related collections.

Cost of Revenue

Cost of revenue consists primarily of salaries and commissions paid to employees and third-party expenses principally related to consulting, software maintenance services and training services.  To a lesser extent, cost of revenue includes royalty payments to third parties.  Total cost of revenue decreased $2.5 million or 10% to $23.5 million during 2004 from $26.0 million during 2003.  Cost of revenue as a percentage of total revenue was substantially the same during 2004 and 2003 at 45%. The decrease in cost of revenue for software sales reflects the shift in product mix towards Artemis 7 software for which we have not incurred third-party royalties in 2003 and 2004. The majority of the cost of revenue is directly related to our support and service revenue.

Gross Margin

Gross margin as a percentage of total revenue remained substantially the same during 2004 and 2003 at 55%. This was achieved through a shift in mix toward software and support revenue, whereby such revenue as a percentage of total revenue increased to 58% in 2004 from 52% in the previous year. In addition, the gross margin on software revenue increased to 98% in 2004 from 95% in 2003, which was offset by decreases in gross margin on support and consulting services revenue. The gross margin percentage for services revenue decreased in 2004 as a result of the decline in services revenue and the relatively fixed cost base of our internal consultancy practice. During 2004, management has taken actions to reduce this cost by decreasing the number of internal consultants, while still keeping the skill set required for our implementation services in house.

Operating Expenses

Selling and marketing expenses

Selling and marketing expenses consist primarily of personnel related costs of our direct sales force and marketing staff and the cost of third party marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses decreased $1.6 million or 10% to $14.3 million during 2004, from $15.9 million during 2003. The decrease was primarily due to a reduction in headcount and a concerted effort to match discretionary marketing expenses with the expected revenue stream.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses decreased $0.5 million or 5% to $7.7 million during 2004 from $8.2 million during 2003.

In early 2004, we changed the leadership of our product development organization and consolidated our Product Management, Development and Tier II Support functions under a single structure, Product Operations. In late 2004 we reduced the number of resources employed in our Newport Beach development center. This restructuring of our Product Operations cost base was made in light of Artemis licensing and having the option to acquire the rights to a best-of-breed scheduling tool for Artemis 7 rather than developing it in-house. In addition, this decision has allowed us to accelerate our plan to enlarge our offshore development team; thereby increasing new product feature throughput and achieving a higher level of customer responsiveness. We have therefore increased offshore resources both in the development and quality assurance areas. This will have the immediate benefit of allowing us to deliver a major new functional module wholly developed by this offshore team in June/July 2005.

As we proceed through the year depending on our financial condition, we will continue to add additional resources to this offshore facility, initially to provide further coverage in the area of the Tier II support function. This will help us underpin the growth forecasted by our Asian, Chinese and Japanese distribution channels by providing support coverage geographically closer to their own time zones.

Our plan is to increase our R&D output to strengthen our leadership in the geographical markets and/or industries we are targeting. Major new releases will increase our ability to support additional business processes and user types, increasing our footprint in the customer ‘s organizations.

General and administrative

General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions, including executive, legal, accounting, human resources and information systems. General and administrative expenses decreased $2.4 million or 22% to $8.7 million during 2004, from $11.1 million during 2003. The decrease is primarily a result of the restructuring actions taken during the year as well as efforts to reduce discretionary spending.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets recorded in conjunction with the push-down to the Company’s consolidated financial statements of Proha’s purchase of Legacy Artemis in August 2000.  These assets are being amortized on a straight-line basis over the remaining life of forty two months commencing January 1, 2002. Amortization expense was the same for the years ended December 31, 2004 and 2003.

Impairment charge

SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair market value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair market value, less cost to sell.

During the fourth quarter of 2004, the Company evaluated the carrying values of its intangible assets. As a result, an impairment charge of $0.9 million has been recorded in the year ended December 31, 2004.  Using discounted cash flow projections of expected returns from these assets, the Company determined that the intangible asset related to certain technology should be fully impaired.

Restructuring charge

The Company’s restructuring charges are comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS No. 146 Accounting for Costs Associated with Exit or Disposal Activities.

As part of the restructuring actions carried out during the year ended December 31, 2004, the Company has reduced its workforce by a total of seventy one employees, from 396 to 325 (which includes scheduled terminations and voluntary resignations) or approximately 18% of its workforce.  The restructuring charge of $2.7 million in 2004 has affected corporate positions and certain operational positions in the Americas, EMEA and the Asia/Japan segments in the approximate amounts of $1.0 million, $1.4 million and $0.4 million, respectively.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $0.9 million of the total restructuring charge is included in current liabilities in the accompanying December 31, 2004 consolidated balance sheet.  See the tabular presentations in Note 18 to the Company’s consolidated financial statements included elsewhere herein for additional information.

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

Non-operating (income) expenses, net

Non-operating income/expenses consist of (i) net interest expense, (ii) equity in the net income or loss of unconsolidated affiliates, (iii) foreign exchange gains, (iv) other (income) expense and (v) gain on sale of subsidiaries and investee.  The Company had net non-operating income of less than $0.1 million during 2004 compared to net non-operating income of $0.5 million during 2003.

The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded equity in net income of unconsolidated affiliates of $0.1 million in 2004 and net loss of unconsolidated affiliates of $0.3 million and $0.4 million in 2003 and 2002, respectively.

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Total consideration for the sale of SPR was $0.4 million.

Changes in the rate of exchange for British Pound Sterling to the United States dollar resulted in foreign exchange income of $1.0 million and $0.9 million in 2004 and 2003, respectively.

Changes in Foreign Currency Exchange Rates

The effect of changes in foreign currency exchange rates for the year ended December 31, 2004 compared to 2003 was an increase in revenues and a reduction in operating loss of approximately $4.6 million and $0.3 million, respectively.

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.2 million and $0.3 million for the years ended December 31, 2004 and 2003, respectively.  The income tax expense on the pre-tax loss of approximately $9.5 million and $7.6 million for the years ended December 31, 2004 and 2003, respectively, is principally the result of foreign income tax on the Company’s profitable non-US subsidiaries.

2003 compared to 2002

Revenue

Software Revenue

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue decreased $1.8 million or 12% to $13.3 million during 2003 from $15.1 million during 2002.  The decrease in software sales of $1.1 million in the US and $.7 million in Germany was due, in part, to spending constraints imposed on capital expenditures by our existing customer base.  However, we are seeing an increase in customer funding for projects previously planned.  In addition, with the additional functionality of Artemis 7 (formerly Portfolio Director) and the Views 7 release, we are able to meet the needs of our clients on a much wider range, thus speeding up the sales cycle.  Therefore, management expects an increase in software sales in 2004.

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

3.               A few large supported customers, who renewed in December 2003, increased the deferred revenue by $0.3 million.

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

Gross Margin

The primary reasons for the increased gross margin percentage on total revenue are improved efficiencies in the support organization and a reduction in third-party royalties through the shift in product mix towards Artemis 7. This was partially offset by a decrease in gross margin on services revenue due to a sharp decline in services revenue in 2003 compared to 2002.  This lowered the utilization rate of internal consultants and reduced the retention of higher-margin external consultants.

Operating Expenses

Selling and marketing expenses

Selling and marketing expenses consist primarily of personnel related costs of our direct sales force and marketing staff and the cost of third party marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses increased $3.4 million or 27% to $15.9 million during 2003, from $12.5 million during 2002.  During 2002, management reduced discretionary selling and marketing expenses in response to forecasts, which predicted that a challenging economy would cause our customers to delay spending on enterprise wide technology deployments.  In the latter part of 2002 management predicted a gradual recovery in the market for software.  In response to this and to support the introduction of our Portfolio solution products, management increased the Company’s marketing efforts.    In addition, during 2003 the Company realigned its marketing organization. Part of this change included the creation of a new Solutions Marketing Team, which focuses on key vertical markets to help provide more relevant and complete business solutions to customers.  The increase also in part, reflects a change in the classification of some key executive salaries and related expenses in accordance with a change in job emphasis from administration to selling and marketing (please also see General and administrative below).

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  These expenses increased $0.3 million or 3.6% to $8.2 million during 2003 from $7.9 million during 2002.  This increase is primarily due to increased salaries and minor increases in travel expenses as we endeavor to bring our customers further into the product delivery process.  In early 2004, we changed the leadership of our product development organization and consolidated our Product Management, Development and Tier II Support functions under a single structure, Product Operations.  Our restructuring will also include a relocation of our California development facility to less costly premises.  The main purposes of our restructuring activity were threefold: (1) to align resources with the strategic goal of unifying and further integrating interrelated products; (2) to add to our development capacity a variable component for adaptation to dynamic conditions; and (3) to bring our development processes closer to our customers, fully committing to a customer-centric model for solutions development.

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

General and administrative

General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions, including executive, legal, accounting, human resources and information systems. General and administrative expenses decreased $4.1 million or 26% to $11.1 million during 2003, from $15.2 million during 2002.

The decrease was primarily due to the following (i) a decrease in insurance fees due to a reduction in coverage,  (ii) a reduction in office space occupied, including the closure of our Exton, Pennsylvania facility in 2002, (iii) the elimination of payments on former OPUS360 lease agreements through expiration or settlement, (iv) the elimination of commitments under long-term phone service contracts due to settlement, (v) a change in the classification of some key executive salaries and related expense in accordance with a change in job emphasis from administration to selling and marketing and (vi) the elimination of salaries paid to duplicative OPUS360 personnel who left Artemis in 2002.

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets recorded in conjunction with the push-down to the Company’s consolidated financial statements of Proha’s purchase of Legacy Artemis in August 2000.  These assets are being amortized on a straight-line basis over the estimated remaining life of forty two months commencing January 1, 2002. Amortization expense remained the same during 2003 at $4.1 million.

Non-operating (income) expenses, net

Non-operating income/expenses consist of (i) net interest expense, (ii) equity in net losses of unconsolidated affiliates,

(iii) foreign exchange gains, (iv) other (income) expense and (v) gain on sale of subsidiaries and investee.  The Company earned net non-operating income of approximately $0.5 and $0.3 million during 2003 and 2002, respectively.

The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded equity in net loss of unconsolidated affiliates of $0.3 million and $0.4 million in 2003 and 2002, respectively.

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

Changes in the rate of exchange for British Pound Sterling to the United States dollar resulted in foreign exchange income of $0.9 million and $0.5 million in 2003 and 2002, respectively.

Changes in Foreign Currency Exchange Rates

The effect of changes in foreign currency exchange rates for the year ended December 31, 2003 compared to 2002 was an increase in revenues and a reduction in operating loss of approximately $5.5 million and $0.1 million, respectively.

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.3 million and $0.5 million for the years ended December 31, 2003 and 2002, respectively.  The income tax expense on the pre-tax loss of approximately $7.6  million and $3.5  million for the years ended December 31, 2003 and 2002, respectively, is principally the result of foreign income tax on the Company’s profitable non-US subsidiaries.

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2004 and 2003

At December 31, 2004 we had cash of $3.7 million compared to $2.6 million at December 31, 2003.

Our operating activities used approximately $8.3 million in cash during the year ended December 31, 2004.  Our net loss of $9.7 million was the major component that reduced operating cash flow. A net decrease in accounts payable and other liabilities of $3.9 million and a decrease in deferred revenues of $2.2 million further reduced operating cash flow. The effects of these items on cash were offset by factors such as (i) a decrease in trade accounts receivable of $1.6 million, (ii) non-cash expenses of $4.6 million in depreciation and amortization related to our fixed assets and identifiable intangible assets, (iii) a decrease in prepaid expenses and other assets of $0.4 million and (iv) a non-cash expense of $0.9 million for impairment charges related to intangible assets.

Our financing activities provided $10.2 million during the year ended December 31, 2004. During the first quarter of 2004 our wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. In January 2005, Proha effectively replaced the financial institution as the creditor and agreed with Artemis Finland on a payment schedule. Management expects that the loan will be repaid in full by the end of March 2005. During the second quarter of 2004, we completed the sale of convertible preferred stock resulting in net proceeds of approximately $8.6 million, of which $2.2 million was used to reduce the amount owed under the Laurus Facility, which is discussed in Note 6 to the Company’s consolidated financial statements included elsewhere herein.  As a result, the Company has a $1.5 million convertible note payable to Laurus, which becomes due August 26, 2006. At December 31, 2004, we had over advance capabilities of $3.5 million based on the Laurus Facility as well as unused credit facilities through several of our subsidiaries.

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors including the Company’s ability to sell and successfully implement its software solutions.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2004 is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt Obligations	$1,939	$21	$1,517	$15	$386
Operating Lease Obligations	8,897	3,492	4,582	823	—
Accrued Pension and other long-term liabilities	4,465	—	—	—	4,465
	$15,301	$3,513	$6,099	$838	$4,851

The Company’s principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our lines of credit.  Cash requirements through the end of fiscal year 2005 are primarily to fund operations at approximately the same levels as fiscal year 2004 not including the restructuring actions as described further below.  In the future, we may need to raise additional funds through public and/or private financings, or other arrangements to fund operations, strengthen our global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to our existing stockholders.  Our capital requirements depend on numerous factors, including the rate of market acceptance of our products and services, our ability to service customers, our ability to maintain and expand our customer base, the level of resources required to maintain or expand our marketing and sales organization, research and development activities and other factors.  The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all, and any new financings or other arrangements could place operating or other restrictions on the Company.  Our inability to raise additional capital consequently could seriously harm the growth of our business and results of operations.

Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow while better positioning the Company to compete under current market conditions.

In addition to securing the $5.0 million credit facility with Laurus in 2003, we have also taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.  We initiated certain discretionary actions beginning in late 2002 to streamline the Company’s operations and focus on our core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets. During 2004, following the change in management, a number of non-discretionary restructuring actions were taken to further reduce the cost base of the Company. The objective of those actions is to assure an improvement in operating margin on a moving forward basis.  The target was to rebalance the revenue mix of the Company toward higher software license and support revenues, as well as to simplify and reduce the global infrastructure.

On June 16, 2004 (the “Closing Date”), we completed a private placement of $9.0 million of unregistered convertible preferred stock. In connection with the private placement, the Company issued an aggregate of 4,090,909 shares of convertible preferred stock to certain accredited investors (the “Series A Holders”), priced at $2.20 per share, each of which is convertible into one share of common stock.  In addition, the Company issued to the Series A Holders (i) five-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share that vested and became exercisable on the issuance date and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price. The number of issuable shares was determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the common stock of the Company for any 15 consecutive day period during the six-month period immediately following the Closing Date. As of December 15, 2004, the Six Month price was $1.98 per share, which resulted in the issuance of 456,853 Additional Warrants to the Series A Holders.  Proceeds from the financing are being used for (i) working capital, (ii) the repayment of debt, and (iii) to strengthen the Company’s balance sheet. $2.2 million of the net proceeds were transferred on behalf of Artemis directly to Laurus to pay certain over-advances due at the Closing Date.

Subsequent to December 31, 2004, the Company has paid a total of approximately $ 2.5 million to Proha (our parent company) in connection with the Artemis Finland loan, which is summarized above and more fully described in Note 12 to the Company’s consolidated financial statements included elsewhere herein.  The final installment payment on such loan (approximately $838,000 based on the March 15, 2005 exchange rate) is due on March 31, 2005.

In March 2005, we settled a dispute with Compuware Corporation (“Compuware”) related to a joint venture between our subsidiary in France and Changepoint Corporation (which was acquired by Compuware in May 2004.).  As a result, we will receive approximately $1.2 million in cash by March 31, 2005, which will be used for working capital purposes.

We have experienced net losses in each of the three years in the period ended December 31, 2004.  At December 31, 2004, we reported an accumulated deficit of approximately $92.7 million and our current liabilities exceeded current assets by approximately $3.4 million.  Our independent public accountants have included a going concern paragraph in their audit report on the Company’s December 31, 2004 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business.  Accordingly, the consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Impact of Inflation

In 2004, approximately 77% of our total revenues and 56% of our total operating expenses were generated/incurred by our foreign subsidiaries. Revenues and expenses in these foreign markets are currently translated using historical and weighted-average currency exchange rates; therefore a weakening United States dollar would have a positive impact whereas a strengthening United States dollar would have an adverse impact on translations of currency from our foreign operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7a.  Qualitative and Quantitative Disclosure About Market Risk

At December 31, 2004, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions.  Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

The Company utilizes lines of credit to fund operational cash needs.  The Company’s outstanding balance under its line of credit at December 31, 2004 was approximately $1.5 million.  The weighted average interest rate for the Company’s lines of credit during 2004 was 5.0%. We do not believe that we have material interest rate risk; however, some of our lines of credit have variable interest rates which are based on commonly used bank indices. We do not believe an immediate 10% increase or decrease in interest rate would have a material effect on our consolidated financial position.

We conduct a significant portion of our business in currencies other than the United States dollar.  For the year ended December 31, 2004, approximately 77% of our revenues and approximately 56% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar.  These foreign currencies are primarily Euros, British Pounds, and Japanese Yen.  Changes in the value of major foreign currencies relative to the value of the United States dollar could potentially adversely affect revenues and operating results.  We do not hedge foreign currency exposure.  As a result, we will continue to experience foreign currency exchange gains and losses.

Item 8.  Financial Statements and Supplementary Data

The information required by this item appears in a subsequent section of this Report.  (See Item 15(a)(1) and (2)).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 229.304(b) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of a date within 90 days prior to filing the Company’s December 31, 2004 Form 10-K.  Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2004, our disclosure controls and procedures are effective.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected or are reasonably likely to materially affect these controls.

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

NAME	AGE	POSITION	COMMITTEE
Patrick Ternier(1)	48	President and Chief Executive Officer
Robert Stefanovich	40	Executive Vice President and Chief Financial Officer
Charles Savoni	46	Senior Vice President, General Counsel and Secretary
Bengt Algevik	55	Director
David Cairns	58	Director	Audit and Nominating
Joseph Liemandt	36	Director	Compensation and Nominating
Michael Murphy	46	Director	Audit and Compensation
Olof Odman	61	Director	Audit, Compensation and Nominating
Pekka Pere	46	Director
Steven Yager	50	Chairman of the Board of Directors

(1)                                  Effective January 23, 2004, Patrick Ternier replaced Michael J. Rusert as President and Chief Executive Officer of the Company, who had resigned.

MR. TERNIER was named President and Chief Executive Officer of the Company on January 23, 2004. He has held several senior management positions within the Company since 1985. From 1992 to January 2004, Mr. Ternier was a director for both Artemis International Sarl France and Artemis International GmbH. From 1989 to 1991, he served as the country manager for Artemis International Sarl France. From 1985 to 1988, he served as the Sales and Marketing Manager for Artemis International Sarl France.

MR. STEFANOVICH was appointed as Executive Vice President and Chief Financial Officer of the Company on September 27, 2002. Prior to joining Artemis, he held several senior positions including Chief Financial Officer for a publicly traded medical device company and Vice President for Administration at Science Applications International Corporation, a Fortune 500 company. Mr. Stefanovich was also a member of the Software Advisory Group and an Audit Manager with Price Waterhouse LLP (now PricewaterhouseCoopers) hi-tech practice in San Jose, CA.

MR. SAVONI was appointed as Vice President, General Counsel and Secretary of the Company on March 18, 2002. From 1994 to 2002, he served as Corporate Attorney, Senior Corporate Attorney and Assistant General Counsel for Canon Computer Systems, Inc.

MR. ALGEVIK was elected a director of the Company on June 16, 2004.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2005.  Mr. Algevik is the President of Algevik Management AB, a management-consulting firm, having served in that capacity since September 2000. Prior to founding Algevik Management AB, he was the CEO of SYSteam AB beginning in May 1997, comprised of 900 consultants providing IT-based solutions to mid-sized companies. Since 1995, Mr. Algevik has also been a board member of Swedish public company Jeeves Information System AB.

MR. CAIRNS was elected a director of the Company on November 30, 2004.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2007.  Mr. Cairns has been the CEO and a board member of Global Logistics Technologies Inc., a US headquartered supply-chain software company, since April, 2003. He has also served as non- executive Chairman of Prism Technologies Ltd., a UK software infrastructure company since 2001. Mr. Cairns was appointed to the board of Shiwana Inc. (a US company operating in the software and telecoms sector) in July 2004 and chairs the Audit Committee.

MR. LIEMANDT was elected a director of the Company on June 16, 2004.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2007.  Mr. Liemandt is the President, CEO, and Chairman of the

Board of Directors of Trilogy, Inc. He founded Trilogy, a leading provider of industry-specific enterprise software, in 1989. Mr. Liemandt also holds other management and board positions in various privately held Trilogy-controlled entities.

MR. MURPHY was elected a director of the Company on March 17, 2003.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2006.  Mr. Murphy is currently the CEO of InQuira, Inc., having served in that capacity since January 2001. Prior to joining InQuira, Mr. Murphy served as an executive at Cambridge Technology Partners (“CTP”), where he ran the Western Region. Mr. Murphy later oversaw the sales, marketing, alliances and partner programs of CTP.

MR. ODMAN was elected a director of the Company in July 2001.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2005.  Since December 1999, he has been a member of the Board of Directors of Proha Plc., and is currently Chairman of the Proha Plc Board of Directors. Mr. Odman is also Chairman of the Board of Directors of Swedish public companies Jeeves Information System AB and LightLab AB. In addition, Mr. Odman is Chairman of the Board of Directors of Safran AS, Norway, LightLab Asia Corp, Taiwan, Transaction Network Services AB, Sweden, Cobnet AB, Sweden, Kyssinge Golf AB, Sweden and Golf de Pierpoint, Begium. Mr. Odman is also a board member of Dovre AS, Norway and Bright Europe AB, Sweden.

MR. PERE was elected a director of the Company in July 2001.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2005.  He has been President and Chief Executive Officer of Proha Plc since 1984 and is also the founder of Proha Plc. Mr. Pere is also the Chairman of the Board of Directors of Federation of the Finnish Information Industries, and is either a board member or the chairman of several other information technology related companies. Mr. Pere was Chairman of the Board of Directors of Proha Plc from 1984 until 1999, where he has since remained a board member.

MR. YAGER was elected as a director of the Company in July 2001 and was its Chief Executive Officer and President from August 2001 to January 2002.  His current term as a director is scheduled to expire on, or will renew on the date of the Annual Shareholders meeting in 2006.  On April 14, 2003, Mr. Yager was elected as Chairman of the Board. From March 1, 2002 to the present, Mr. Yager has served as Managing Director, Mergers & Acquisitions, of Gores Technology Group. Prior to joining the Company in August 2001, Mr. Yager served for four years as President and CEO of Artemis International Corporation, which combined with OPUS360 Corporation in July 2001 to form Artemis International Solutions Corporation.

Audit Committee Financial Expert

Under the definition of “independence” in Nasdaq Marketplace Rule 4350, the Company currently has a fully independent Audit Committee, consisting of Messrs. Odman, Murphy and Cairns. In addition, in the opinion of the Company’s board of directors, Mr. Cairns qualifies as an “audit committee financial expert” (as the term is defined by the SEC), and has been so designated.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons did file the required reports pertaining to such year, but these persons did not file one or more of the reports on a timely basis as required by Section 16(a) of the Exchange Act, as identified below.

Name and Principal Position	Number of Late Reports
Pekka Halonen/Director(1)	1
Amos Barzilay/Director(1)	1
Ari Horowitz(1)	1
Bengt-Ake Algevik/Director	1
Olle Odman/Director	1
Pekka Pere/Director	1
Michael Murphy/Director	1
Steven Yager/Director	1
Joseph Liemandt/Director/ beneficial Stockholder	2
David Cairns	2
Patrick Ternier/Officer	1
Robert Stefanovich/Officer	1
Charles Savoni/Officer	1
Emancipation Capital, LP/ 10% Stockholder	1
Emancipation Capital, LLC/ beneficial Stockholder	1
Charles Frumberg / beneficial Stockholder	1
Trilogy Capital Holdings Corporation / 10% Stockholder (f/k/a Samuelson Investments, Inc.)	2
Trilogy, Inc./ beneficial Stockholder	2

There were no known consummated marketplace transactions nor any known failures to file a required Form during the most recent fiscal year involving the officers, directors, and/or 10% beneficial Stockholder, as identified above.

(1) No longer serving on the Board of Directors, as of November 30, 2004

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

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION

The following table sets forth for each of the Company’s last three completed fiscal years, the compensation of the Company’s President and Chief Executive Officer (“CEO”) as of December 31, 2004, the compensation of the Company’s former President/CEO, and the two most highly compensated executive officers other than the CEO whose salary was at least $100,000 as of the same fiscal year end (collectively, the “Named Executive Officers”). As defined by the SEC’s rules, no other person was a “most highly compensated executive officer” of the Company at December 31, 2004 or during the year then ended.

Summary Compensation Table

						LONG TERM COMPENSATION
						AWARDS		PAYOUTS
Name and Principal Position	ANNUAL COMPENSATION					Restricted Stock Awards ($)	Number of Securities Underlying Options (#)	Long-Term Incentive Plan Payouts ($)	All Other Compensation ($)
	Year	Salary ($)	Bonus ($) (6)	Other Annual Compensation ($)

Patrick Ternier,	2004	255,000	19,000		*	—	250,000	—	26,000
President and Chief	2003	—	—	—		—	—	—	—
Executive Officer (1)(2)	2002	—	—	—		—	—	—	—

Michael J. Rusert,	2004	26,000	6,000		*	—	—	—	273,000
Former President and	2003	283,000	25,000		*	—	—	—	—
Chief Executive Officer (3)	2002	257,000	164,000		*	—	250,000	—	—

Robert Stefanovich,	2004	193,000	7,000	—		—	120,000	—	6,000
Executive Vice President,	2003	173,000	9,000	—		—	—	—	—
Chief Financial Officer (4)	2002	68,000	36,000	—		—	20,000	—	—

Charles F. Savoni,	2004	155,000	4000	—		—	35,000	—	—
Senior Vice President,	2003	148,000	6,000	—		—	—	—	—
General Counsel, Secretary (5)	2002	99,000	32,000	—		—	7,000	—	—

* The value of personal benefits provided was less than the minimum amount required to be reported.

(1)          Mr. Ternier became President and Chief Executive Officer effective January 23, 2004.

(2)          Mr. Ternier was an employee prior to being appointed President and Chief Executive Officer. Mr. Ternier’s salaries for 2003 and 2002 were not related to his duties as an executive officer of the Company. In 2002 Mr. Ternier was granted 3,600 options.

(3)          Mr. Rusert was appointed to the position of President and Chief Executive Officer effective January 25, 2002. He resigned from the Company effective January 16, 2004. The payments under "All Other Compensation" were made pursuant to the Separation Agreement and Mutual Release discussed further below.

(4)          Mr. Stefanovich became Chief Financial Officer effective on September 27, 2002.

(5)          Mr. Savoni became an executive officer of the Company effective March 18, 2002.

(6)          The 2004 bonuses for Ternier, Stefanovich and Savoni are subject to approval by the Compensation Committee of the Company’s Board of Directors

Pursuant to the Separation Agreement and Mutual Release that the Company executed with Mr. Rusert effective January 22, 2004, the Company has:  (i) provided Mr. Rusert with severance payments over twelve months, for a total of $285,000 through January 2005; and (ii) is paying on Mr. Rusert’s behalf the automobile lease payments for fifteen months for a total of $19,000 through April 2005.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth the individual grants of stock options made by the company during the year ended December 31, 2004, to each of the Named Executive Officers:

	INDIVIDUAL GRANTS
NAME	NUMBER OF SECURITIES UNDERLYING OPTIONS GRANTED (#)	% OF TOTAL OPTIONS GRANTED TO EMPLOYEES IN FISCAL YEAR (1)	PER SHARE EXERCISE PRICE ($/SH)	EXPIRATION DATE (2)	POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF STOCK PRICE APPRECIATION FOR OPTION TERM (3)
					5% ($)	10% ($)

Patrick Ternier (4)	250,000	24.1%	$1.35	4/15/2014	$212,252	$537,888
Robert Stefanovich (5)	120,000	11.6%	1.35	4/15/2014	101,881	258,186
Charles Savoni (6)	35,000	3.4%	1.35	4/15/2014	29,715	75,304

(1)          Based on an aggregate of 1,038,500 options granted to directors and employees of the Company in fiscal year 2004, including the Named Executive Officers.

(2)          Options expire ten years from grant date.

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

(4)          Mr. Ternier’s option to purchase 250,000 shares at $1.35, vests one-third on date of grant, one-third on the first anniversary of grant date and the balance on the second anniversary of grant date.

(5)          Mr. Stefanovich’s option to purchase 120,000 shares at $1.35, vests one-third on date of grant, one-third on the first anniversary of grant date and the balance on the second anniversary of grant date.

(6)          Mr. Savoni’s option to purchase 35,000 shares at $1.35, vests one-fourth on date of grant, one-fourth on the first anniversary of grant date, one-fourth on the second anniversary of grant date and the balance on the third anniversary of grant date.  All options which may vest after the grant date are contingent on the Company meeting certain financial performance goals.

All options grants presented in the above table have provisions accelerating the vesting in the event of a change in control.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the year ended December 31, 2004, by each of the Named Executive Officers and the value of in-the-money unexercised options at December 31, 2004.

NAME	SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED ($)	NUMBER OF SECURITIES UNDERLYING UNDEXERCISED OPTIONS AT FISCAL YEAR END	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR END
			EXERCISABLE/UNEXERCISABLE (#)	EXERCISABLE/UNEXERCISABLE ($) (1)

Patrick Ternier	0	N/A	85,735/167,865	$153,963/$301,977
Michael Rusert	0	N/A	250,000/0	412,500/0
Robert Stefanovich	0	N/A	53,333/86,667	97,333/156,667
Charles Savoni	0	N/A	13,417/28,583	24,617/51,683

(1) Value is based on the fair market value of common stock as of December 31, 2004 ($2.95) minus the exercise price.

None of our Named Executive Officers exercised any of their stock options during 2004.

Employment Agreements and Change-in-Control Arrangements

On January 23, 2004, the Company announced the appointment of Patrick Ternier as President and Chief Executive Officer. We have an employment agreement with Mr. Ternier, who is currently entitled to receive a targeted annual base salary of $285,000 and is eligible for a targeted bonus of up to $200,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ending December 31, 2005). In addition, Mr. Ternier is entitled to receive an annual car allowance of up to $18,000. If the agreement is terminated for cause, Mr. Ternier is entitled only to receive that portion of his base salary owed through the date of termination. If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Ternier would be entitled, (i) to receive payment continuation of his base salary for a twelve month period, and (ii) to receive any incentive bonus payment earned but not paid as of the termination date pro-rated for the quarter in which any such termination would take effect based on the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition. Additionally, the Company has granted Mr. Ternier in his first year of employment as President and Chief Executive an Initial Grant of 250,000 stock options to purchase shares of common stock at an exercise price equal to the fair market value of the common stock as of the grant date. One third of the Initial Grant of options vested on the grant date and the balance vest in equal increments on the first two anniversaries of the grant date. Commencing in the second year of his forementioned employment agreement, Mr. Ternier is eligible to receive additional option grants (which may have a a different vesting schedule), based on meeting certain annual performance criteria as recommended by the Compensation Committee and approved by the Board of Directors.

We have an employment agreement with Mr. Stefanovich, Executive Vice President and Chief Financial Officer. Mr. Stefanovich is currently entitled to receive an annual base salary of $200,000 and is eligible for an annual bonus of up to $70,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ending December 31, 2005).  In addition, Mr. Stefanovich is entitled to receive an annual car allowance of up to $15,000.  If the agreement is terminated for cause, Mr. Stefanovich is entitled only to receive that portion of his base salary owed through the date of termination. If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Stefanovich would be entitled, (i) to receive payment continuation of his base salary for a twelve month period, (ii) to receive a continuation of Company provided medical benefits at the same level he was receiving prior to termination for the same twelve month period, and (iii) to receive any incentive bonus payment earned but not paid as of the termination date pro-rated for the quarter in which any such termination would take effect based on the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition. Additionally, the Company in its sole discretion may grant to Mr. Stefanovich stock options to purchase shares of common stock, consistent with the policy pertaining to executive officers as recommended by the Compensation Committee and approved by the Company’s Board of Directors.

We have an employment agreement with Mr. Savoni, Senior Vice President, General Counsel and Secretary. Mr. Savoni is currently entitled to receive an annual base salary of $155,000 and is eligible for an annual bonus of up to $45,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ending December 31, 2005). If the agreement is terminated for cause, Mr. Savoni is entitled only to receive that portion of his base salary owed through the date of termination. If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Savoni would be entitled, (i) to a lump sum payment equivalent to his base salary for a nine month period, and (ii) to receive any incentive bonus payment earned but not paid as of the termination date pro-rated for the quarter in which any such termination would take effect based on the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition. Additionally, the Company in its sole discretion may grant to Mr. Savoni stock options to purchase shares of common stock, consistent with the policy pertaining to executive officers as recommended by the Compensation Committee and approved by the Company’s Board of Directors.

401(k) Plan

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation with a annual maximum of $13,000 for the year 2004.  Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $54,000 during the year ended December 31, 2004 and zero during the years ended December 31, 2003 and 2002.

Compensation of Directors

The Company has granted options to employees and directors to purchase the Company’s common stock under various plans. All stock option plans are administered by the Compensation Committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period. Options generally vest over terms of three to five years and have a maximum life of ten years.

Effective in 2004, each Non-Employee Director receives a retainer of $15,000 per year, paid on a quarterly basis, provided that the individual Non-Employee Director attends at least 60% of the board meetings held during the year. In addition, and also effective in 2004, each Non-Employee Director who is also a member of the Audit Committee, Compensation Committee, or any

other committee as may be established by the Board of Directors receives $5,000 per year for membership on each respective committee, paid on a quarterly basis, provided that the Non-Employee Director attends at least 60% of the applicable committee’s meetings held during the year. The Board of Directors may decide, at its discretion, to defer such cash payments based on the Company’s performance and financial condition.

The Company’s 2000 Non-Employee Directors’ Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 300,000 non-qualified stock options to Non-Employee board members. Under the Non-Employee Directors Plan, 144,900 and 41,440 options have been granted and cancelled, respectively, and 103,460 options remain outstanding at December 31, 2004.  Effective November 30, 2004, the Non-Employee Directors Plan was amended and restated. The amended and restated Non-Employee Directors Plan provides that each Non-Employee Director who is elected or appointed to the Board after February 24, 2004, shall receive an initial grant of options to purchase 15,000 shares of our common stock. For each Non-Employee Director serving on the Board as of February 24, 2004, he or she received a grant of options on February 24, 2004, to purchase 7,500 shares of our common stock, unless the Non-Employee Director was provided a special initial grant greater than 7,500 shares. Thereafter, commencing in 2005, each continuing Non-Employee Director shall receive a grant of options on his or her Board anniversary date to purchase up to 7,500 shares of common stock. With respect to directors serving on committees, each Non-Employee Director who, on or after February 24, 2004, is elected or appointed as, or was already, a member of the Audit, Compensation and/or the Nominating Committee, shall receive a grant of options to purchase 3,500 shares of our common stock for membership on each respective committee. Thereafter, each Non Employee Director who continues to serve on any such committee upon his or her applicable committee anniversary date shall be automatically granted an option on such anniversary date to purchase up to 3,500 shares of common stock.

During the fourth quarter of 2003, the Company engaged Bengt Algevik to perform certain business consultancy functions for which he received consideration, including reimbursement of travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed as a director of the Company effective June 16, 2004.

COMPANY STOCK PRICE PERFORMANCE

The following performance graph assumes an investment of $100 on April 7, 2000, and compares the change to December 31, 2004, in the market prices of the Company’s common stock with the change in a broad market index (NASDAQ Stock Market – U.S.) and an industry index (S & P Application Software Index). The Company paid a cash dividend of $140,000 during the nine months ended December 31, 2000 and no dividends thereafter.  The performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated, and do not reflect fluctuations between those dates.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN
AMONG ARTEMIS INTERNATIONAL SOLUTIONS CORP.,  THE
NASDAQ STOCK MARKET (U.S.) INDEX AND THE S & P
APPLICATION SOFTWARE INDEX

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth information with respect to beneficial ownership of the Company’s common stock as of January 28, 2005, for (i) each person known by the Company to beneficially own more than 5% of each class; (ii) each director and nominee for director; (iii) each Named Executive Officer; and (iv) all of the Company’s executive officers and directors as a group.  Unless otherwise indicated, the principal address of each of the shareholders below is c/o Artemis International Solutions Corporation, 4041 MacArthur Boulevard, Suite 401, Newport Beach, CA 92660.

NAME OF BENEFICIAL OWNER	TOTAL AMOUNT OF SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED
Proha Plc (2)	7,977,062	77%
Maapallonkuja 1 A
FIN-02210 Espoo

Emancipation Capital LP (7)	1,678,984	14%
Trilogy Capital Holdings Corporation (8) (10)	1,376,904	12%
Directors and Executive Officers
Bengt-Åke Älgevik (5)	7,500	*
David Cairns (5)	7,500	*
Joseph Liemandt (5) (8) (9)	1,384,404	*
Michael Murphy (5)	7,500	*
Olof Odman (3) (4) (5)	480	*
Pekka Pere (3) (4) (5)	7,977,542	*
Charles F. Savoni (5)	13,417	*
Robert Stefanovich (5)	53,333	*
Patrick Ternier (4) (5)	85,733	*
Steven Yager (4) (5)	40,000	*
All directors and executive officers as a group (10 persons) (6)	223,443	2%

* Less than 1%

(1)                                  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)                                  Based upon information contained in a Form 13D/A dated November 20, 2001, filed with the SEC by Proha Plc on behalf of itself and related entities, such entities own 7,977,062 shares of common stock.

(3)                                  This individual also serves on the board of directors of Proha Plc.

(4)                                  Director or executive officer disclaims beneficial ownership of 7,977,062 shares held by Proha Plc, except to the extent of his stock holding interests in Proha Plc.

(5)                                  Includes the number of shares of common stock that could be acquired within sixty days of 1/28/05, pursuant to outstanding stock options, as follows: Mr. Odman, 480 shares; Mr. Pere 480 shares; Mr. Liemandt 7,500 shares; Mr. Murphy 7,500 shares; Mr. Algevik 7,500 shares; Mr. Cairns 7,500 shares; Mr. Yager 40,000 shares; Mr. Stefanovich 53,333 shares; Mr. Ternier 85,733 shares; Mr. Savoni 13,417 shares, and of the group 223,443 shares.

(6)                                  The shares beneficially owned by Proha Plc (7,977,062) and Trilogy Capital Holdings Corporation (1,376,904) are not included in this total as the respective directors disclaimed beneficial ownership per footnotes (4) and (9).

(7)                                  The principal address of Emancipation Capital LP, or EC, is 153 East 53rd Street, Suite 26B, New York, NY 10022. Emancipation Capital LLC acts as the general partner of EC and has voting and dispostive power over the securities held by EC. The managing member of Emancipation Capital LLC is Mr. Frumberg. Emancipation Capital LLC and Mr. Frumberg disclaim beneficial ownership of the securities held by EC, except for their pecuniary interest therein. The total shares beneficially owned by EC of 1,678,984 includes 136,364 shares of common stock currently issuable to EC upon exercise of the Initial Warrants that were fully vested and exerciseable on the issuance date and 152,284 shares of common stock issued upon exercise of the Additional Warrants.

(8)                                  Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.) is wholly owned by Trilogy, Inc. Mr. Liemandt is Chairman of the Board, President and CEO of Trilogy, Inc.

(9)                                  Director disclaims beneficial ownership of 1,376,904 shares held by Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.)

(10)                            The total shares beneficially owned by Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.) of 1,376,904, includes 113,636 shares of common stock currently issuable upon exercise of the Initial Warrants that were fully vested and exerciseable on the issuance date and 126,904 shares of common stock issued upon exercise of the Additional Warrants.

Item 13.    Certain Relationships and Related Transactions

During the fourth quarter of 2003, the Company engaged Bengt-Ake Algevik to perform certain business consultancy functions for which he received consideration, including travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed a director of the Company effective June 16, 2004.

At December 31, 2004 and 2003, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A Preferred Stock arising from the Preferred Series A Financing transaction as described above, owns approximately 56% of the Company’s outstanding common stock, post conversion of the Series A Preferred Stock.  At December 31, $2004, 2003 and 2002, the Company had other payables to Proha of $0.3 million, $0.2 million and $0.1 million, respectively.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was orginally due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in all of Artemis Finland’s property and assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution to give the Company a minimum of 90 days to provide additional collateral, if necessary, or repay the loan. On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of the $3.1 million provided to the financial institution as collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005).  The first two installments were paid on the due date and the Company expects to make the remaining payment according to the Payment Agreement.

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  During 2002, Artemis Finland incurred $309,000 in fees for certain business consulting, legal and accounting services provided by Proha.

•                  Additionally, Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs based on headcount. The Office Allocation Charge was $431,000, $341,000, and $290,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland.  The Service Charge was $0, $80,000 and $82,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was $116,000, $254,000 and $354,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was $173,000, $229,000 and $340,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $175,000, $225,000 and $219,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $29,000, $47,000, and $129,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%).  Artemis Finland has charged $0, $0 and $17,000 to ProCountor for such software development services for the years ended December 31, 2004, 2003 and 2002, respectively.  ProCountor has provided certain software development services to Artemis Finland and charged a fee for use of a web-based travel and expense claims program of $20,000, $11,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Artemis Finland cooperated with Futura One Oy, a company majority owned by Proha (51%). Artemis Finland has charged $0, $0 and $17,000 to Futura One for software development services for the years ended December 31, 2004, 2003 and 2002, respectively.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP (“Squar Milner”) for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Squar Milner during such periods:

	For the years ended December 31,
	2004	2003
	(in thousands)
Audit fees	$330	$566
Audit related fees	96	—
Tax fees	50	46
All other fees	14	1

Total fees	$489	$613

Audit fees include all billings and out-of-pocket expenses related to; the annual audit, quarterly and annual work related to the review of Forms 10Q, 10K and other SEC filings and the 401K audit.  All amounts for 2004 listed in the table above are based on agreed upon fees and expenses. All amounts for 2003 listed in the table above are based on the actual fees and expenses incurred.  Audit related expenses for 2004 relate to the fees incurred in the review of the S-1 filings.  Audit fee incurred in 2003 include $260,000 for the 2001 re-adit preformed by Squar Milner.

The tax fees relate to the preparation of the Company’s federal and state income tax returns.  All other fees relate to special projects.

The Audit Committee has determined that the provision of services to us, other than audit services, is compatible with Squar Milner maintaining its independence from us.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm as outlined in its Audit Committee charter. Prior to engagement of the independent auditor for each year’s audit, management or the independent registered public accounting firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during that year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.  The Audit Committee does not delegate to management its responsibility to pre-approve services performed by the independent registered public accounting firm.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)                                  (1) and (2) Documents filed as part of this Report.

1.                    Report of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm.

2.                    Consolidated Balance Sheets as of December 31, 2004 and 2003.

3.                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2004.

4.                    Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the three years in the period ended December 31, 2004.

5.                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004.

6.                    Notes to Consolidated Financial Statements.

(3) Listing of Exhibits

Exhibit No.	Description
3.1.1*	Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation(4).
3.1.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock(6)
3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation.
3.2*	Amended and Restated Bylaws of Artemis International Solutions Corporation (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated September 13, 2002).
4.1*	Certificate for Shares.
10.1*	Lease Agreement dated August 10, 1999, between the Company and Samson Associates, LLC as amended.
10.2*	Modification and Extension of Lease dated August 6, 1999, between the Company and Royal Realty Corp.
10.3*	Employment Agreement dated April 1, 1999, between the Company and Ari B. Horowitz.
10.3.1*	Amendment to Employment Agreement of Ari B. Horowitz dated September 2, 1999.
10.3.2	Promissory Note of Ari B. Horowitz.(4)
10.3.3	Second Amendment to Employment Agreement of Ari B. Horowitz dated May 1, 2001.(4)
10.3.4	Third Amendment to Employment Agreement of Ari B. Horowitz dated July 31, 2001(4)
10.3.5	Fourth Amendment to Employment Agreement of Ari B. Horowitz dated January 10, 2003.(4)
10.5*	Loan and Security Agreement dated May 19, 1999, between Silicon Valley Bank and the Company.
10.6*	Loan and Security Agreement dated August 17, 1999, between Silicon Valley Bank and the Company.
10.7*	Amended and Restated Registration Rights Agreement dated March 16, 2000, among the Company and the security holders parties thereto.
10.8*	The Company’s 1998 Stock Option Plan.
10.9*	Letter Agreement dated October 15, 1999, between the Company and J.P. Morgan Corporation.(3)
10.10*	Letter Agreement dated November 21, 1999, between the Company and CareerPath.com, Inc.(3)
10.11*	Standard Form of FreeAgent e.office services agreement.
10.12*	Series A Securities Purchase Agreement dated December 24, 1998, among the Company and the signatories thereto.
10.13*	Series B Securities Purchase Agreement dated September 3, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.
10.14*	Agreement and Plan of Merger dated May 27, 1999, among the Company, The Churchill Benefit Corporation, William Bahr and Churchill Acquisition Corp.
10.15*	Agreement and Plan of Merger dated January 30, 2000 among the Company, Opus PM Acquisition Corp., PeopleMover, Inc. and the other parties thereto.
10.16*	Agreement and Plan of Merger dated January 19, 2000 among the Company, Ithority Corporation and the other parties thereto.
10.17*	Asset Purchase Agreement dated as of January 12, 2000 among Brainstorm Interactive, Inc., the Company and the other parties thereto.
10.18*	Escrow Agreement dated as of February 24, 2000 among the Company, Suntrust Bank, James L. Jonassen and Ali Behnam.
10.19*	Escrow and Pledge Agreement dated as of January 19, 2000 among SunTrust Bank, the Company and the other parties thereto.
10.20*	Amended and Restated Employment Agreement dated February 2, 2000, between the Company and Richard S. Miller.
10.20.1	First Amendment to Amended and Restated Employment Agreement, between the Company and Richard Miller dated June 21, 2001.(4)

10.21*	Agreement between The Churchill Benefit Corporation and Automatic Data Processing.
10.22*	Employment Agreement dated February 29, 2000, between the Company and Allen Berger.
10.23*	Strategic Partner Registration Rights Agreement dated February 7, 2000 between the Company and Lucent Technologies Inc.
10.24*	The Company’s 2000 Stock Option Plan.
10.24.1	Amended and Restated 2000 Stock Option Plan (10) .
10.25*	The Company’s 2000 Stock Option Plan for Non-Employee Directors.
10.25.1	Amended and Restated 2000 Stock Option Plan for Non-Employee Directors (10).
10.26*	The Company’s 2000 Employee Stock Purchase Plan.
10.27*	Registration Rights Agreement dated February 24, 2000 between the Company and the Opus PM security holders.
10.28*	PeopleMover, Inc. 1999 Stock Incentive Plan.
10.29*	Stock Purchase Agreement dated February 28, 2000, between the Company and Dell USA L.P.
10.30*	Form of Strategic Partner Registration Rights Agreement between the Company and Dell USA L.P.
10.33*	Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 by and between the Company and Richard S. Miller.
10.34A	Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000.(4)
10.35*	Pledge Agreement between the Company and Richard S. Miller.
10.35A	Amended and Restated Pledge Agreement dated as of November 21, 2000 between the Company and Richard S. Miller.(4)
10.36*	Form of Agreement between the Company and the FreeAgent e.office employee.
10.40	Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated June 30, 2000).(1)
10.40.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Jeanne Murphy.(4)
10.41	Employment Agreement dated September 7, 2000 between the Company and Peter Schwartz (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated December 31 2000).(1)
10.41.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Peter Schwartz.(4)
10.44

Employment Agreement dated January 25, 2002, between the Company and Michael J. Rusert (Incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).

10.44.1	First Amendment to Employment Agreement between the Company and Michael J. Rusert dated October 1, 2002.(4)
10.44.2	Separation Agreement and Mutual Release between the Company and Michael J. Rusert.(5)
10.45

Employment Agreement dated March 1, 2002, between the Company and Charles F. Savoni. (Incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2002).

10.45.1	First Amendment to Employment Agreement between the Company and Charles Savoni dated October 4, 2002.(4)
10.46	Employment agreement dated January 23, 2004 between the Company and Patrick Ternier.(8)
10.48	Employment Agreement dated October 9, 2002, between the Company and Robert Stefanovich.(4)
10.48.1	First Amendment to Employment Agreement dated October 9, 2002 between the Company and Robert Stefanovich.(5)
10.49	Secured Convertible Note dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.49.1	Amendment No. 1 to Convertible Note dated December 2, 2003 between the Company and Laurus Master Fund.(5)
10.50	Security Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.50.1	Amendment No. 1 to Security Agreement dated July 20, 2004, between the Company and Laurus Master Fund.(7)
10.51	Common Stock Purchase Warrant dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.52	Registration Rights Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.52.1	Amendment No. 1 to Registration Rights Agreement dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.53	Securities Purchase Agreement dated June 16, 2004, between the Company and the Buyers.(6)
10.54	Registration Rights Agreement, dated June 16, 2004, between the Company and the Buyers.(6)
10.55	Escrow Agreement, dated June 16, 2004, between the Company, Emancipation Capital LP, and Wachovia Bank.(6)
10.56	Common Stock Purchase Agreement, dated June 16, 2004.(6)
10.57	Common Stock Purchase Agreement, dated June 16, 2004.(6)
10.58	Restructuring Agreement dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.59	Secured Convertible Minimum Borrowing Note dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.60	Secured Revolving Note dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.61	Waiver and Release dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.62	Payment Schedule Agreement, dated as of January 11, 2005, by and between Artemis Finland Oy and Proha Plc.(9)
14.1	Code of Business Conduct and Ethics Policy.(5)
14.2	Code of Ethics For Senior Financial Officers.(5)
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Thelen Reid & Priest LLP (contained in Exhibit 5.1).
24.1	Powers of Attorney (included on signature page).

*                                         Incorporated by reference to our Registration Statement on Form S-1 and amendments thereto filed with the SEC on December 21, 1999, February 9, March 2, March 7, March 27, and April 4, 2000, Registration No. 333-93185.

(1)                                  Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2001—File No. 000-29793.

(2)                                  Incorporated by reference to Artemis’ Report on Form 8-K filed with the SEC August 21, 2003—File No. 000-29793.

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

(4)                                  Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2002—File No. 000-29793.

(5)                                  Incorporated by reference to Artemis’ Report on Form 10-K for the fiscal year ended December 31, 2003—File No. 000-29793.

(6)                                  Incorporated by reference to Artemis’ Report on Form 8-K filed with the SEC June 18, 2004—File No. 000-29793.

(7)                                  Incorporated by reference to Artemis’ Report on Form 10-Q for the quarterly period ended June 30, 2004—File No. 000-29793.

(8)                                  Incorporated by reference to Artemis’ Report on Form 10-Q for the quarterly period ended September 30, 2004—File No. 000-29793.

(9)                                  Incorporated by reference to Artemis’ Report on Form 8-K filed with the SEC January 14, 2005—File No. 000-29793.

(10)                            Incorporated by reference to Artemis’ Definitive Proxy Statement on Schedule 14A filed with the SEC on October 25, 2004 – File No. 000-29793.

(b)                                  Financial Statement Schedules

The financial statement schedules required by Item 8 and Item 15 are omitted because the information required to be set forth therein is either not applicable, not material, or the information required by such schedules is contained in the consolidated financial statements or notes thereto included elsewhere in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

/s/ Patrick Ternier
Patrick Ternier,
Chief Executive Officer
Date: March 30, 2005

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

Date:	March 30, 2005	/s/ Patrick Ternier
Patrick Ternier, President and Chief Executive Officer (principal executive officer)

Date:	March 30, 2005	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Executive Vice President and Chief Financial Officer (principal accounting officer)

Date:	March 30, 2005	/s/ Steve Yager
Steve Yager, Chairman of the Board

Date:	March 30, 2005	/s/ Bengt Algevik
Bengt Algevik, Director

Date:	March 30, 2005	/s/ David Cairns
David Cairns, Director

Date:	March 30, 2005	/s/ Joseph Liemandt
Joseph Liemandt, Director

Date:	March 30, 2005	/s/ Michael Murphy
Michael Murphy, Director

Date:	March 30, 2005	/s/ Olof Odman
Olof Odman, Director

Date:	March 30, 2005	/s/ Pekka Pere
Pekka Pere, Director

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Artemis International Solutions Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Artemis International Solutions Corporation and Subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company had negative working capital of approximately $3.4 million and an accumulated deficit of approximately $92.7 million at December 31, 2004, and experienced negative operating cash flow during the year then ended.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 18, 2005, except for the last paragraph of Note 12, as to which the date is March 29, 2005

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$3,720	$2,593
Trade accounts receivable, net	12,041	13,628
Other accounts receivable	709	839
Prepaid expenses	1,313	1,123
Other current assets	379	694
Total current assets	18,162	18,877

Property and equipment, net	1,008	1,192
Intangible assets, net	1,489	6,520
Investment in affiliates and other assets	1,661	1,769
Total assets	$22,320	$28,358

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	$3,030	$5,024
Accrued liabilities	4,385	5,222
Accrued payroll and related taxes	5,360	6,682
Deferred revenue	5,047	7,227
Short-term debt and line of credit, net	3,739	3,386
Current portion of long-term debt	21	352
Total current liabilities	21,582	27,893

Accrued pension and other liabilities	4,465	2,834
Deferred taxes	160	480
Long-term debt, less current portion	1,918	324
Total liabilities	28,125	31,531

Commitments and contingencies

Stockholders’ (deficit):
Series A convertible preferred stock, liquidation preference of $9,000, $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding at December 31, 2004	4	—

Common stock, $0.001 par value, 50,000,000 shares authorized, 10,245,233 shares issued and outstanding as of December 31, 2004; 500,000,000 shares authorized and 9,965,018 shares issued and outstanding at December 31, 2003	10	10
Additional paid-in capital, net of issuance costs	89,616	81,070
Accumulated deficit	(92,676)	(82,991)
Accumulated other comprehensive (loss)	(2,759)	(1,262)
Total stockholders’ (deficit)	(5,805)	(3,173)
Total liabilities and stockholders’ deficit	$22,320	$28,358

The accompanying notes are an integral part of these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)

Revenue:
Software	$13,055	$13,286	$15,070
Support	17,186	16,568	15,690
Services	22,204	27,437	37,904
	52,445	57,291	68,664

Cost of revenue:
Software	232	677	1,734
Support	5,676	5,102	6,389
Services	17,582	20,250	24,587
	23,490	26,029	32,710

Gross margin	28,955	31,262	35,954

Operating expenses:
Selling and marketing	14,327	15,942	12,544
Research and development	7,710	8,152	7,868
General and administrative	8,701	11,142	15,171
Amortization expense	4,117	4,118	4,117
Impairment charge	913	—	—
Restructuring charges	2,740	—	—
	38,508	39,354	39,700

Operating loss	(9,553)	(8,092)	(3,746)

Interest expense, net	502	192	194
Equity in net (income) loss of unconsolidated affiliates	(49)	318	392
Gain on sale of subsidiaries and investee	—	(393)	(977)
Other (income) expense, net	(95)	91	495
Foreign exchange (gain)	(394)	(708)	(382)
	(36)	(500)	(278)

Loss before income taxes	(9,517)	(7,592)	(3,468)

Income tax expense	168	299	480

Net loss	$(9,685)	$(7,891)	$(3,948)

Loss per common share:
Basic	$(0.97)	$(0.79)	$(0.40)
Diluted	$(0.97)	$(0.79)	$(0.40)

Weighted average common shares used in computing loss per common share:
Basic	9,988	9,965	9,965
Diluted	9,988	9,965	9,965

The accompanying notes are an integral part of these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
For the Period January 1, 2002 to December 31, 2004
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Capital	Deficit	(As Restated)	Total

Balance January 1, 2002	9,965	$10	—	$—	$80,187	$(71,152)	$537	$9,582
Net loss	—	—	—	—	—	(3,948)	—	(3,948)
Foreign currency translation adjustment	—	—	—	—	—	—	(500)	(500)
Adjustment related to UK pension plan *	—	—	—	—	—	—	(1,059)	(1,059)
Comprehensive loss (as restated)	—	—	—	—	—	—	—	(5,507)
Adjustment related to the reverse acquisition of Opus 360	—	—	—	—	646	—	—	646
Balance December 31, 2002	9,965	10	—	—	80,833	(75,100)	(1,022)	4,721
Net loss	—	—	—	—	—	(7,891)	—	(7,891)
Foreign currency translation adjustment	—	—	—	—	—	—	(240)	(240)
Comprehensive loss (as restated)	—	—	—	—	—	—	—	(8,131)
Warrants issued	—	—	—	—	237	—	—	237
Balance December 31, 2003	9,965	10	—	—	81,070	(82,991)	(1,262)	(3,173)
Net loss	—	—	—	—	—	(9,685)	—	(9,685)
Foreign currency translation adjustment	—	—	—	—	—	—	(443)	(443)
Adjustment related to UK pension plan *	—	—	—	—	—	—	(1,054)	(1,054)
Comprehensive loss	—	—	—	—	—	—	—	(11,182)
Issuance of Series A preferred stock	—	—	4,091	4	8,546	—		8,550
Exercise of additional warrants	280	—	—	—	—	—	—	—
Balance December 31, 2004	10,245	$10	4,091	$4	$89,616	$(92,676)	$(2,759)	$(5,805)

The accompanying notes are an integral part of these consolidated financial statements.

* This adjustment records the additional minimum liability as further explained in Note 9 to these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Cash flow from operating activities:
Net loss	$(9,685)	$(7,891)	(3,948)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	4,620	5,077	6,213
Equity in net loss (income) of unconsolidated affiliates	(49)	318	392
Gain on sale of subsidiaries and investee	—	(393)	(977)
Write-off of impaired asset	914	—	—
Disposition of assets	(16)	(91)	—
Changes in operating assets and liabilities:
(Increase) decrease in trade accounts receivable	1,587	965	(3,128)
(Increase) decrease in prepaid expenses and other assets	412	(218)	13
Increase (decrease) in deferred revenues	(2,180)	(747)	2,127
Increase (decrease) in accounts payable, accrued expenses, and other liabilities	(3,896)	(1,397)	1,388
Net cash provided by (used in) operating activities	(8,293)	(4,377)	2,080

Cash flow from investing activities:
Capital expenditures, net	(303)	(473)	(959)
Proceeds from sale of subsidiaries and investee	—	289	1,121
Net cash provided by (used in) investing activities	(303)	(184)	162

Cash flow from financing activities:
Proceeds from the issuance of convertible preferred stock, net of issuance costs	8,550	—	—
Net increase in short term borrowings	22	226	2,424
Increase in long term borrowings	1,594	—	—
Payments of debt and capital leases	—	(598)	(1,481)
Net cash provided by (used in) financing activities	10,166	(372)	943

Effect of foreign currency exchange rate changes on cash and cash equivalents	(443)	(240)	(500)

Net (decrease) increase in cash and cash equivalents	1,127	(5,173)	2,685

Cash and cash equivalents at the beginning of the year	2,593	7,766	5,081

Cash and cash equivalents at the end of the year	$3,720	$2,593	$7,766

The accompanying notes are an integral part of these consolidated financial statements.

See accompanying notes to consolidated financial statements for discussion of non-cash financing and investing transactions and disclosure of cash paid for interest and income taxes.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Organization and Description of Business

Artemis International Solutions Corporation, including its subsidiaries (“Artemis”, the “Company,” or “we”), is one of the world’s leading providers of investment planning and control software and services.  Since 1976 the Company has been helping organizations improve their performance through portfolio, project and resource management.

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

As of December 31, 2004, approximately 78% (or 56%, assuming conversion of all preferred shares) of the Company’s outstanding common stock was owned by Proha Plc (“Proha”), a Finnish Company.

Artemis’ common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI”.

Liquidity and Going Concern Considerations

The Company’s independent registered public accounting firm has included a “going concern” explanatory paragraph in their audit report on the December 31, 2004 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Accordingly, such financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.  At December 31, 2004, the Company’s current liabilities exceeded current assets by approximately $3.4 million and the Company reported a cash balance of $3.7 million. Operating cash flow was negative $8.3 million for the year ended December 31, 2004. The Company has taken a number of actions to improve its financial strength and cash availability including but not limited to restructuring actions taken in 2004 (see below and Note 18). On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 14) significantly strengthening the Company’s financial position. Proceeds from the financing are being used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s financial position.

Prior to the private placement, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003 which was amended on July 30, 2004 (see Note 6) to increase the Company’s financial flexibility.  The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan and France.

In addition to the lending facilities available to the Company, management has taken other steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. In late 2002, the Company decided to start divesting certain non-core investments and operations to focus on its core expertise in enterprise portfolio and project management. This resulted in the sale of its 19.9% interest in Accountor Oy (Finland), ABC Technologies Sarl (France) and its Software Productivity Research operations (US) in November 2002, December 2002 and October 2003, respectively. During 2003, the Company also initiated discretionary restructuring activities that included workforce reductions and other cost reductions to respond to the weakening of certain of the Company’s markets, increased operating losses and negative cash flow from operations. Because some of the Company’s key operating metrics did not improve in late 2003, the Company adopted a nondiscretionary restructuring plan (see Note 18) that was implemented and communicated to the employees affected by the related workforce reductions during the year ended December 31, 2004.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2004 is as follows:

	Year ending December 31,
					2009-
	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Long-term debt	$21	$1,509	$8	$8	$393	$1,939
Obligations under non-cancellable operating leases	3,492	2,467	1,219	896	823	8,897
	$3,513	$3,976	$1,227	$904	$1,216	$10,836

Reverse Stock Split

On February 7, 2003, the Company effected a one for twenty-five reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the reverse stock split.

Reclassifications

Certain prior year information has been reclassified to conform to the 2004 presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Artemis International Solutions Corporation and its majority owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence (either individually or in concert with its majority shareholder, Proha) are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include valuation of deferred tax assets, allowance for uncollectible accounts receivable, revenue recognition, valuation and useful economic lives of intangible assets, accrued pension liabilities and certain other liabilities.

Revenue Recognition

The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition (which supersedes SOP 91-1, Software Revenue Recognition), as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, which amends SOP 97-2 and supercedes SOP 98-4.  SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative estimated fair market value of each element. The estimated fair value of an element is based on vendor-specific objective evidence (“VSOE”). Software license revenue allocated to a software product is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period.  If we made different judgments or utilized different estimates for any period, material differences in the amount and/or timing of revenue recognized could result.

Cost of Revenues

Cost of software revenue primarily reflects the manufacture expense and royalties to third party developers, which are recognized upon delivery of the product or in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Cost of support revenue includes (i) sales commissions and salaries paid to employees who provide first and second level support to clients and (ii) fees paid to consultants, which are recognized as the services are performed.  Sales commissions are expensed as incurred.  The costs incurred for implementation, customer support and training of the Company’s clients using internal or external resources are recorded as cost of services revenue when the services are performed.

Software Development Costs

The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of related software products has been established, computer software development costs are capitalized and reported at the lower of amortized cost or estimated net realizable value. When a product is ready for general release to the public, its capitalized costs are amortized using the straight-line method of amortization over a period not to exceed three years. Company management believes that technological feasibility is not established until a beta version of the product exists. Historically, costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, during the three years ended December 31, 2004, no software costs have been capitalized.

Allowance for Doubtful Accounts Receivable

We establish the allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and/or timing of such allowance could result.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization, which are calculated using the straight-line method over the shorter of the estimated useful lives of the related assets (generally ranging from three to five years), or the remaining lease term when applicable.  Gains and losses on disposals are included in results of operations at amounts equal to the difference between the book value of the disposed assets and the proceeds received upon disposal. Expenditures for replacements and leasehold improvements are capitalized, while expenditures for maintenance and repairs are expensed as incurred.

Intangible Assets

Intangible assets at December 31, 2004 consist of acquired customer base valued at cost, which approximates estimated fair value at the time of purchase.   The cost assigned to this intangible asset is being amortized on a straight-line basis over the estimated useful life of the asset, which is forty-two months from January 1, 2002.  Management believes that the straight-line method is appropriate for the Company’s customer list, given the caliber and nature of its customer relationships.  Substantially all intangible assets remaining at December 31, 2004 will be fully amortized by July 2005, assuming no impairment adjustments or future changes in their estimated useful lives.

Intangible assets are reviewed at least annually for impairment to ensure they are appropriately valued.  Conditions that may indicate an impairment issue exists include an economic downturn or a change in the assessment of future operations.  Where applicable, an appropriate interest rate is utilized, based on applicable economic factors, risk and cost of capital.

For additional information, see the discussion in “Impairment of Long-Lived Assets” immediately below.

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets when indicators of impairment are present.  In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying value or estimated fair market value, less cost estimated to sell.

During the fourth quarter of 2004 the Company reviewed its intangible assets for impairment in accordance with SFAS No. 144.  As a result the Company fully impaired such intangible asset related to the Company’s prior core technology and recorded an impairment charge of approximately $0.9 million in the quarter ended December 31, 2004.  No such impairment charges were recorded during the years ended December 31, 2003 or December 31, 2002.  (See Note 5).

Exit and Disposal Activities

The Company accounts for expenses related to non-discretionary restructuring activities (including workforce reductions) in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.”  GAAP prohibits the recognition of an exit-activity liability until (a) certain criteria (which demonstrate that it is reasonably probable that a present obligation to others has been incurred) are met, and (b) the fair value of such liability can be reasonably estimated.  The Company recorded a restructuring charge of approximately $2.7 million in calendar 2004.  See Note 18 for additional information.

Translation of Foreign Currencies

Artemis uses the U.S. dollar as it functional currency.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS 52, Foreign Currency Translation, translation adjustments are included as a component of stockholders’ deficit. The Company recorded a foreign exchange gain of $0.4 million, $0.7 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes.  SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or income tax returns.  Under this method deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse  (See Note 10).

Valuation of Deferred Tax Assets

The Company records an estimated valuation allowance on its significant deferred tax assets when, based on the weight of available evidence (including the scheduled reversal of deferred tax liabilities, projected future taxable income or loss, and tax-planning strategies), it is more likely than not that some or all of the tax benefit will not be realized.

Stock-Based Compensation

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure – an amendment of SFAS No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As provided in SFAS No. 123, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation plans.  APB No. 25 does not require options to be expensed when granted with an exercise price equal to or greater than the grant-date market value.  The Company is complying with the disclosure requirements of SFAS No. 148.

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	For the years ended December 31,
	2004	2003	2002
	(in thousands, except per share data)

Net (loss) as reported	$(9,685)	$(7,891)	$(3,948)
Less: Total stock-based employee compensation expense determined under Black-Scholes model	(700)	(2,297)	(7,909)
Pro forma net (loss)	$(10,385)	$(10,188)	$(11,857)

Basic and diluted loss per common share:
As reported	$(0.97)	$(0.79)	$(0.40)
Pro forma	$(1.04)	$(1.02)	$(1.19)

The above table includes compensation expense related to stock options granted to employees during 2004, 2002 and prior years.  The pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants, and includes an allowance for estimated forfeitures.  The stock-based employee compensation expense and related pro forma per-share data for 2003 and 2002 in the above table differ from the disclosure in the Company’s Form 10-K/A filed in July 2004 as a result of correcting errors relating to the option vesting provisions and other matters.

The following weighted average assumptions were used as applicable in the above table:

	December 31,
	2004	2003 (1)	2002
Annual dividends	zero	—	zero
Expected volatility	106%	—	217%
Risk free interest rate	1.4%	—	2.2%
Expected life	5 years	—	5 years

(1)  The Company did not grant any stock options during 2003.

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

Comprehensive Income/Loss

The Company reports comprehensive income/loss in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income/loss and its components.  SFAS No. 130 requires that unrealized holding gains and losses, net of related tax effects, on available-for-sale securities be reported as comprehensive income/loss until realized.  SFAS No. 87 requires that some or all of the additional minimum liability (as defined) related to defined benefit pension plans (see Note 9) be reported as comprehensive loss.  Foreign currency translation gains and losses are also included in comprehensive income/loss in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

See Notes 19 and 9, respectively, for discussion of the restatement of the December 31, 2003 and 2002 consolidated statements of stockholders’ equity (deficit) and comprehensive income (loss).

Postemployment Benefits

The Company records postemployment benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.  The Company discloses postemployment benefits in accordance with SFAS No. 132, Employers’ Disclosure about Pensions and Other Postemployment Benefits, as amended (see below).  SFAS No. 132 establishes standards for employers who provide benefits to former or inactive employees after employment but before retirement.  Postemployment benefits include, but are not limited to, salary continuation, supplemental employment benefits and disability related benefits.

Earnings/ Loss per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period (See Note 8). Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When a company is in a loss position, basic and diluted loss per common share are the same.

Significant Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights (variable interest entities, or “VIEs”), and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. As amended in December 2003, the effective dates of FIN No. 46 for public entities that are not small business issuers are as follows: (a) For interests in special-purpose entities: the first period ended after December 15, 2003; and (b) For all other types of VIEs: the first period ended after March 15, 2004. Management has determined that the Company does not have any VIEs, and there is no impact on its consolidated financial statements.

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

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88. or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except as described in the following sentence, SFAS No. 132-R is effective for foreign pension plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign pension plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for the Company until the first quarter of 2005. The interim-period disclosure requirements which became effective on January 1, 2004 and December 31, 2004 were adopted by the Company on those dates. The Company is presently evaluating the other effects of SFAS No. 132-R on its interim-period financial statement disclosures.

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method.  The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after June 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the “SEC”), did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2.  Divestitures and Material Licensing Agreements

Sale of Accountor Oy

In November 2002, the Company sold its 19.9% interest in Accountor Oy to Pretax Ltd, an unrelated party.  Under the terms of the sale, the Company’s gross proceeds were $0.8 million less transaction costs and purchase commitments (net of reimbursements) of approximately $0.1 million.  The Company’s investment in Accountor Oy was carried at less than $0.1 million at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.7 million on the sale of Accountor Oy.  During 2003, subsequent events occurred that caused adjustments to the purchase price, as provided in the original agreements.  The result is the Company’s other income for the year ended December 31, 2003 includes a reduction of $0.1 million of the 2002 pretax gain on the sale of Accountor Oy.  The final pretax gain on the sale of Accountor Oy was $0.6 million.

Sale of ABC Technologies- France

In December 2002, the Company sold its interest in ABC Technologies – France (“ABC Technologies”) to an unrelated party.  Under the terms of the sale, the Company collected proceeds of approximately $0.3 million in 2003. Based in Paris, France, ABC Technologies was managed by Artemis’ French subsidiary.  The Company’s investment in ABC Technologies was carried at approximately zero at the time of sale.  Accordingly, the Company’s other income for the year ended December 31, 2002 includes a pretax gain of $0.3 million on the sale of ABC Technologies.  Based on achieving certain milestones, an additional $0.1 million of consideration was recorded during the year ended December 31, 2003.

Sale of Assets of Software Productivity Research

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations.  Total consideration received for the sale of SPR, including liabilities assumed by the buyer, was $0.4 million.

Licensing Agreement with Advanced Management Solutions

In December 2004, the Company entered into a definitive agreement (the “AMS Agreement”) with Advanced Management Solutions Inc. (“AMS”), a company providing Enterprise Project and Resource Management solutions, whereby (i) the Company obtained the worldwide exclusive right to use, market and grant sub-licenses with respect to certain software developed by AMS (the “AMS Software), (ii) AMS will provide additional development services under direction of the Company, and (iii) the Company has obtained the right to purchase the AMS Software through November 30, 2006.

The initial term of the software license ends November 30, 2007, and is renewable for one additional three-year term. The Company has agreed on certain minimum royalty payments to secure worldwide exclusivity. Also as part of the transaction, the Company agreed to pay AMS $0.5 million to secure the option to purchase the AMS Software. This option fee is non-recoverable on the condition that the initially delivered AMS Software meets generally accepted industry standards. Further, the Company has agreed to fund the additional development work with $0.5 million to be paid in five installments. The first such installment of $0.1 million was paid in December 2004.  The purchase price for the AMS Software is $2.5 million and is payable in two annual installments, should the Company elect to exercise such option.

Note 3. Trade Accounts Receivable

At December 31, 2004 and 2003 the breakdown of trade accounts receivable was as follows:

	December 31,
	2004	2003
	(in thousands)
Americas	$1,927	$1,938
EMEA	8,832	10,101
Japan	958	1,383
Asia	324	206
Total trade account receivables, net	$12,041	$13,628

Changes in the allowance for doubtful accounts receivable were as follows:

	For the years ended December 31,
	2004	2003
	(in thousands)
Beginning balance	$(299)	$(296)
Provision for doubtful accounts	(58)	(79)
Write-offs	92	76

Ending balance	$(265)	$(299)

Note 4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2003
	(in thousands)
Computer hardware	$5,550	$5,402
Computer software	1,671	1,615
Leasehold improvements	345	336
Furniture and fixtures	1,052	1,255
Other	51	359
	8,669	8,967
Less accumulated depreciation and amortization	(7,661)	(7,775)
Total	$1,008	$1,192

Note 5. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2004	2003
	(in thousands)
Customer base	$9,163	$9,163
Current technologies	—	5,592
	9,163	14,755
Less accumulated amortization	(7,674)	(8,235)
Total	$1,489	$6,520

Intangible assets are amortized on a straight-line basis over their expected useful lives of forty-two months. During the fourth quarter of 2004, the Company evaluated the carrying values of its intangible assets and recorded an impairment charge of approximately $0.9 million on current technologies, representing the remaining unamortized balance. Accordingly, intangible assets and related accumulated amortization consist entirely of the customer base at December 31, 2004.  During the years ended December 31, 2004, 2003 and 2002 approximately $4.1 million of intangible assets was amortized each year.

The Company’s proprietary products are not protected by patents.  However, to protect the Company’s intellectual property rights, the Company licenses its software products and requires its customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer it to other users.  Additionally, the Company seeks to avoid disclosure of its trade secrets through a number of means, including, but not limited to, requiring those persons with access to the Company’s proprietary information to execute confidentiality agreements with the Company and restricting access to the Company’s source code.  In addition, the Company protects its software, documentation, templates and other written materials under trademark, trade secret and copyright laws.  Even with all of these efforts, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology.  If, in the future, litigation is necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, operating results and/or financial condition.  Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under the various intellectual property laws as described above.  In addition, the laws of certain countries in which the Company’s products are or may be licensed may not protect the Company’s  intellectual property rights to the same extent as laws of the United States.

The Company believes that its products do not infringe upon any valid existing proprietary rights of third parties.

Note 6. Debt

In June 2003, the Company paid off its note payable and line of credit with Wells Fargo Foothill (“Foothill”) and declined the option to extend the underlying loan and security agreement with Foothill.

Also in June 2003, the Company obtained a bridge loan of $3.5 million from Proha, accruing interest at 4.75% per annum, which was fully repaid by the Company during the quarter ended September 30, 2003.

On August 14, 2003, the Company entered into an agreement with Laurus Master Fund, Ltd. (“Laurus”) and received a $5.0 million revolving credit facility (the “Laurus Facility”) in the form of a three-year convertible note (the “Secured Convertible Note”) secured by an interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights. Borrowings under the Laurus Facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. The Laurus Facility automatically renews every three years unless cancelled by the Company or Laurus. In conjunction with the original transaction, Laurus was paid a fee of $175,000 and received a ten-year transferable warrant (the “Laurus Warrant”) to purchase 125,000 shares of the Company’s common stock. The estimated fair value of the Laurus Warrant of approximately $237,000 has been treated as additional interest expense and is being amortized over the three-year life of the Laurus Facility, unless sooner terminated. The fair value of the Laurus Warrant was estimated based on the following assumptions: expected volatility: 272%; dividends: zero; risk free interest rate: 2.6%; and expected life of the warrant: five years. The warrant permits Laurus to purchase up to 50,000, 50,000, and 25,000 shares of the Company’s common stock at exercise prices of $3.41, $4.10, and $4.78 per share, respectively. The Laurus Warrant exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.

In June 2004, the Company used $2.2 million of the net proceeds of the private placement of $9.0 million of convertible preferred stock (the “Preferred Series A Financing”) completed on June 16, 2004 to reduce the amount outstanding under the Laurus Facility from $3.5 million to $1.3 million. On July 30, 2004, the Company and Laurus agreed to amend the Laurus Facility by replacing the Secured Convertible Note of up to $5.0 million with a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the amount of $1.5 million and a Secured Revolving Note of up to $3.5 million (collectively the “Laurus Restructuring”). Effective upon the execution of the Laurus Restructuring documents on July 30, 2004,  the $1.3 million outstanding under the Laurus Facility was incorporated as monies provided by Laurus under the Minimum Borrowing Note.  In August 2004, Laurus provided Artemis an additional $0.2 million under the Minimum Borrowing Note, thereby exhausting the funds available to Artemis under the Minimum Borrowing Note.

The Minimum Borrowing Note is due on August 26, 2006 and is convertible into common stock of the Company at the option of the holder at the following prices: 190,000 shares at $1.45 per share, 190,000 shares at $1.81 per share, and 342,646 shares at $2.57 per share, totaling $1.5 million or 722,646 shares of common stock of the Company.  Loans exceeding $1.5 million may be available to the Company under the Secured Revolving Note, based on the balance of the Company’s eligible trade accounts receivable. If the balance on the Minimum Borrowing Note is zero, such portion of the balance of the Secured Revolving Note that exceeds $1.0 million shall be deemed to be extinguished on the Secured Revolving Note and transferred to a new serialized Minimum Borrowing Note. Once a new serialized Minimum Borrowing Note reaches the sum of $1.5 million, the Company is required to file a registration statement with the SEC to register the shares underlying the new serialized Minimum Borrowing Note. Thereafter, the conversion price adjusts to 105% of the average closing market price of the Company’s common stock for the five trading days immediately preceding each additional serialized $1.5 million Minimum Borrowing Note. All of the aforementioned conversion prices are subject to an anti-dilution provision in the form of a price protection clause. Under the terms of the related agreement, absent an event of default as defined, conversion of the Minimum Borrowing Note into the Company’s common stock may not result in beneficial ownership by Laurus (including shares issuable under the Laurus Warrant that are exercisable within sixty days of any determination date) of more than 2.5% of the Company’s outstanding common stock. The Minimum Borrowing Note has a 30% prepayment penalty. Any loans under the Secured Revolving Note are convertible only in an event of default. The Company currently has no loans outstanding under the Secured Revolving Note.

The Company filed a registration statement on Form S-1 with the SEC on November 3, 2004 (which was amended in December 2004 and January 2005) to register the common stock underlying the Minimum Borrowing Note and the Laurus Warrant.  The SEC declared such registration statement effective on February 3, 2005.

Subsequent to December 31, 2004, Laurus converted $0.2 million of the outstanding $1.5 million Minimum Borrowing Note in exchange for 166,700 shares of the Company’s common stock.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million which has been partially repaid subsequent to year end (See Note 12).

Interest paid for the years ended December 31, 2004, 2003 and 2002 was approximately $0.3 million, $0.1 million and $0.2 million, respectively.

A summary of the Company’s long term debt at December 31, 2004 and 2003 is as follows:

	December 31,
	2004	2003
	(in thousands)

Laurus Minimum Borrowing Note, average effective interest rate of 5.1% from July 30 2004. The Note is due on August 26, 2006.	$1,500	$—

Note payable to Proha. Interest rate of 4% annually which is payable on demand (A).	—	177

Finland government installment loans, average effective interest rate of 2.6% and 2.3% for 2004 and 2003, respectively, payable through September 2006.	439	365

Bank Societe Generale term loan due December 31, 2003, average effective interest rate of 4% for 2003.	—	56

Other long-term liabilities	—	78
	$1,939	$676
Less current portion of long term debt	(21)	(352)
Long term debt, less current portion	$1,918	$324

(A)      On January 12, 2005, Artemis entered into a Letter of Commitment to pay this note payable no later than June 30, 2005. The amount due at December 31, 2004 was $328,000 which has been reclassified from long term debt to short term debt.

See Note 12 for other related party debt transactions.

Note 7. Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3.0 million, $3.9 million and $4.2 million, respectively.

As of December 31, 2004, future minimum rental commitments for the above operating leases are as follows:

Year ending December 31,	(in thousands)
2005	$3,492
2006	2,467
2007	1,219
2008	896
2009	824
Thereafter	—
Total	$8,898

During 2004 the Company announced the replacement of its CEO and president. The Company has engaged in additional restructuring activities to reduce the corporate infrastructure, streamline the business operations and reorganize product operations.   All restructuring activities were expensed in 2004.

The Company has employment agreements and arrangements with its executive officers and certain other key employees. Such agreements generally continue until terminated by the executive or the Company, and provide for severance payments, bonuses or other benefits under certain circumstances.

Note 8. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	For the years ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net loss	$(9,685)	$(7,891)	$(3,948)

Denominator:
Weighted average outstanding shares of common stock	9,988	9,965	9,965
Common stock and equivalents	9,988	9,965	9,965

Loss per common share:
Basic	$(0.97)	$(0.79)	$(0.40)

Diluted	$(0.97)	$(0.79)	$(0.40)

Diluted loss per common share for the years ended December 31, 2004, 2003 and 2002 does not include the effect of stock options and warrants (see Note 15) since their effect would be anti-dilutive.  Options and warrants outstanding at December 31, 2004, 2003 and 2002 approximated 2.5 million, 1.2 million and 1.3 million, respectively.

Note 9. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation with an annual maximum of $13,000 for calendar 2004. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $54,000 during the year ended December 31, 2004 and zero during the years ended December 31, 2003 and 2002.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the years ended December 31, 2004, 2003 and 2002 were $0.5 million, $0.2 million and $0.2 million, respectively.

Net defined benefit pension cost included the following components:

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Service cost (benefits earned during the year)	$261	$191	$162
Interest cost on projected benefit obligation	517	388	322
Expected return on plan assets	(474)	(311)	(351)
Amortization of unrecognized actuarial net loss	141	117	0
	$445	$385	$133

Other pension data follows:

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$8,935	$6,281	$5,022
Exchange rate	758	731	599
Service cost	261	191	162
Interest cost	517	388	322
Plan participant’s cost	113	107	94
Actuarial gain	854	1,030	197
Amendments	212	0	0
Benefits paid, net *	(43)	207	(115)
Benefit obligation at end of year	$11,607	$8,935	$6,281

Change in Plan Assets
Fair value of plan assets at beginning of year	$6,065	$4,108	$4,405
Exchange rate	514	445	498
Actual return on plan assets	769	949	(975)
Employer contribution	452	249	200
Plan participants’ contributions	113	107	94
Benefits paid, net *	(43)	207	(114)
Fair value of plan assets at end of year	$7,870	$6,065	$4,108

* Benefits paid are net of transfers from other pension arrangements.

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Reconciliation of Funded Status
Excess of benefit obligation over fair value of plan assets	$(3,775)	$(2,870)	$(2,172)
Unrecognized actuarial net loss
Accrued pension benefit cost	3,110	2,270	1,796
	$(665)	$(600)	$(376)

The primary actuarial assumptions used in determining the above pension benefit obligation amounts were as follows:

	December 31,
	2004	2003	2002
Discount Rate	5%	5%	6%
Increase in Future Compensation	4%	5%	4%
Annual Rate of Return on Plan Assets	7%	7%	7%

As permitted by SFAS No. 87, Employers’ Accounting for Pensions, actuarial gains and losses are generally not amortized to pension expense in the period in which they arise when the gain/loss is not yet included in the market-related value of plan assets.  GAAP allows such deferral accounting in any period in which the beginning-of-the-year unrecognized actuarial net gain or loss does not exceed 10% of the greater of the projected benefit obligation or the market-related value of plan assets.  For the year ended December 31, 2002, the Company’s defined benefit pension plan was eligible for the deferral accounting described in the preceding sentence.  Thus pension expense for 2002 does not include any amortization of the actuarial net change in the market-related value of plan assets.

The accounting for the Company’s defined benefit pension plan described above requires that an additional minimum liability (as defined) be recorded when certain conditions are met at the balance sheet date.  Since the Company’s unrecognized prior service cost was nil at December 31, 2004, 2003 and 2002, the increase in such liability was charged directly to stockholders’ deficit as a component of other comprehensive loss.  Management determined that the Company did not reflect the additional minimum liability in the 2002 consolidated financial statements included in its December 31, 2003 Form 10-K filed with the SEC on March 30, 2004.  The accompanying consolidated statement of stockholders’ equity and comprehensive loss for the year ended December 31, 2002 was restated in July 2004 to reflect an additional minimum pension liability of approximately $1,060,000.  This adjustment did not affect the previously reported net loss for the year ended December 31, 2002.

In July 2004, the Company also revised certain disclosures in the above tables relating to (a) the December 31, 2003 and 2002 funded status of the pension plan and (b) the December 31, 2003 fair value of the pension plan’s assets.  The differences principally resulted from the combination of a mathematical error and misapplication of certain financial-statement disclosure requirements.  Since the related amounts were properly reported in the previously issued financial statements, the amended disclosures described in this paragraph did not effect the accompanying consolidated financial statements.

Note 10. Income Taxes

The components of the income tax expense are presented below:

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Current	$488	$648	$226
Deferred taxes	(320)	(349)	254

Total expense	$168	$299	$480

For the year ended December 31, 2004, current income tax expense consists of approximately $0.4 million of foreign expense and approximately $0.1 million of state expense.  The difference between the total expected tax benefit using the federal statutory rate of 34% and the actual tax expense for the years ended December 31, 2004, 2003 and 2002 is accounted for as follows:

	For the years ended December 31,
	2004	2003	2002
	(in thousands)
Expected federal income tax benefit	$(2,880)	$(2,581)	$(1,179)
Effect of permanent differences	17	(95)	1,447
State income tax expense (net of federal benefit)	43	24	133
Other	368	(344)	539
Change in valuation allowance	2,620	3,295	(611)
Foreign tax differential	—	—	151

Income tax expense	$168	$299	$480

Loss before income taxes is analyzed as follows:

	For the years ended December 31,
	2004	2003	2202
	(in thousands)
Domestic	$(8,538)	$(7,654)	$(2,276)
Foreign	(979)	62	(1,192)
Total loss before income taxes	$(9,517)	$(7,592)	$(3,468)

The components of the net accumulated deferred income tax assets/(liabilities) as of December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$10,011	$9,035	$7,099
Stock option expense	2,129	2,129	2,129
Expenses based on issue of stock options	752	752	752
Accumulated depreciation and amortization	1,828	—	2,000
Allowance for doubtful accounts	16	27	118
Accrued expenses	277	315	401
	15,013	12,258	12,499
Deferred tax liabilities:	(595)	(380)	(4,236)
Subtotal	14,418	11,878	8,263
Valuation allowance	(14,578)	(12,358)	(9,063)
Net deferred tax liability	$(160)	$(480)	$(800)

The components of deferred tax liabilities at December 31, 2004, 2003 and 2002 relate primarily to the recording of non-deductible intangible assets from the acquisition of Legacy Artemis by Proha in August 2000 and the contribution of businesses to Legacy Artemis by Proha in December 2000.

Income taxes paid for the years ended December 31, 2004, 2003 and 2002 were less than $0.5 million for each year.  The Company has a U.S. federal tax net operating loss carryforward (“NOL”) of approximately $28 million at December 31, 2004 that begins expiring in 2009 and U.S. state NOL’s with expiration dates ranging from five to 20 years.  Foreign NOL’s that may be allowed under the tax laws in applicable foreign countries are not significant.

The utilization of some or all of the domestic NOL’s may be severely restricted now or in the future by the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

In December 2004, the FASB issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effects of the American Jobs Creation Act of 2004 (the “Act”) on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying SFAS No. 109.  The Company has not yet completed evaluating the impact of the repatriation provisions of the Act.  Given the preliminary stage of the Company’s evaluation, it is not possible at this time to determine what impact (if any) the repatriation provisions will have on the consolidated income tax accruals or the Company’s effective income tax rate.  Accordingly, as provided by FSP 109-2, the Company has not adjusted its income tax expense or deferred tax liability to reflect the repatriation provisions of the Act.

Note 11: Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility for such items.  The Company redesigned its management responsibilities in early 2004 to cover four geographic areas: Americas, EMEA (Europe, Middle East, and Africa), Japan, and Asia.  Each geographic area is managed by an executive vice president of the Company.  The following table presents information about the Company’s operations by geographic area for each of the years ended December 31, 2004, 2003 and 2002:

Twelve Months Ended December 31, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$3,506	$7,760	$1,220	$569	$13,055
Support	4,964	10,010	1,895	317	17,186
Services	3,569	15,974	2,081	580	22,204
Total revenue	12,039	33,744	5,196	1,466	52,445

Cost of revenue:
Software	58	74	88	12	232
Support	1,512	3,478	574	112	5,676
Services	2,836	13,124	1,321	301	17,582
Total cost of revenue	4,406	16,676	1,983	425	23,490

Gross margin	7,633	17,068	3,213	1,041	28,955

Operating expenses:
Selling & marketing	4,335	8,202	1,071	719	14,327
R&D	3,341	3,918	451	—	7,710
G&A	3,120	4,885	508	188	8,701
Amortization expense	4,117	—	—	—	4,117
Impairment charge	913	—	—	—	913
Restructuring charges	1,021	1,719	—	—	2,740
Total operating expenses	16,847	18,724	2,030	907	38,508

Operating income (loss)	$(9,214)	$(1,656)	$1,183	$134	$(9,553)

Twelve Months Ended December 31, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$2,652	$9,009	$1,157	$468	$13,286
Support	5,275	9,241	1,751	301	16,568
Services	7,715	16,173	3,165	384	27,437
Total revenue	15,642	34,423	6,073	1,153	57,291

Cost of revenue:
Software	134	369	149	25	677
Support	1,577	2,892	522	111	5,102
Services	5,246	12,968	1,718	318	20,250
Total cost of revenue	6,957	16,229	2,389	454	26,029

Gross margin	8,685	18,194	3,684	699	31,262

Operating expenses:
Selling & marketing	5,147	8,799	1,266	730	15,942
R&D	3,650	4,058	444	—	8,152
G&A	6,035	4,290	600	217	11,142
Amortization expense	4,118	—	—	—	4,118
Total operating expenses	18,950	17,147	2,310	947	39,354

Operating income (loss)	$(10,265)	$1,047	$1,374	$(248)	$(8,092)

Twelve Months Ended December 31, 2002

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$3,746	$9,332	$1,612	$380	$15,070
Support	5,726	8,027	1,733	204	15,690
Services	18,602	15,281	2,990	1,031	37,904
Total revenue	28,074	32,640	6,335	1,615	68,664

Cost of revenue:
Software	228	1,183	305	18	1,734
Support	1,901	3,122	1,360	6	6,389
Services	11,454	10,795	2,294	44	24,587
Total cost of revenue	13,583	15,100	3,959	68	32,710

Gross margin	14,491	17,540	2,376	1,547	35,954

Operating expenses:
Selling & marketing	5,268	6,040	1,236	—	12,544
R&D	4,563	3,305	—	—	7,868
G&A	6,698	6,421	812	1,240	15,171
Amortization expense	4,117	—	—	—	4,117
Total operating expenses	20,646	15,766	2,048	1,240	39,700

Operating income (loss)	$(6,155)	$1,774	$328	$307	$(3,746)

Identifiable assets are assigned by region based upon management responsibility for such items.  The following table presents information about the Company’s identifiable assets by geographic region:

	December 31,
	2004	2003	2002
	(in thousands)
Americas	$5,260	$10,477	$19,366
EMEA	14,262	15,929	16,342
Japan	2,113	2,160	2,313
Asia	685	494	984
Consolidated	$22,320	$29,060	$39,005

See Note 13 for disclosures regarding major customers.

Note 12. Other Related Party Transactions

During the fourth quarter of 2003, the Company engaged Bengt Algevik to perform certain business consultancy functions for which he received consideration, including reimbursement of travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed as a director of the Company effective June 16, 2004.

At December 31, 2004, 2003 and 2002, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 14) owns approximately 56% of the Company’s outstanding common stock on a post-conversion basis.  At December 31, 2004, 2003 and 2002, the Company had other payables to Proha of $0.3 million, $0.2 million and $0.1 million, respectively.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was originally due on March 1, 2006 and accrues interest at 0.5 percentage points above the 3-month Euribor rate per annum, which is payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution.  On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of its $3.1 million collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005).  The first two installments totaling approximately $2.5 million were paid on the due date and the Company expects to make the remaining payment according to the Payment Agreement.  The  payment due on March 31, 2005 approximates $838,000 (based on the March 15, 2005 exchange rate).

There are several related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  During 2002, Artemis Finland incurred $309,000 in fees for certain business consulting, legal and accounting services provided by Proha.

•                  Additionally, Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs based on headcount. The Office Allocation Charge was $431,000, $341,000, and $290,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland.  The Service Charge was  $0, $80,000 and $82,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee was  $116,000, $254,000 and $354,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland was $173,000, $229,000 and $340,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services were $175,000, $225,000 and $219,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran was $29,000, $47,000, and $129,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%).  Artemis Finland has charged  $0, $0 and $17,000 to ProCountor for such software development services for the years ended December 31, 2004, 2003 and 2002, respectively.  ProCountor has  provided certain software development services to Artemis Finland and charged a fee for use of a web-based travel and expense claims program of $20,000, $11,000 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

•                  Artemis Finland cooperated with Futura One Oy, a company majority owned by Proha (51%). Artemis Finland has charged  $0, $0 and $17,000 to Futura One for software development services for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, 2003 and 2002, the Company maintained the following equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway) and the Metier Plancon BV, which are accounted for under the cost method.  The Company records its equity interest in losses first to the investment balance, then against loans or advances receivable.

		At December 31, 2004			For the year ended December 31,2004
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	7.5%	$57	$4,971	$155	$10,482	$86
Metier Plancon BV	11.8%	87	217	52	3,015	(36)
DA Management Solutions	29.0%	7	60	—	—	(1)
Changepoint France	40.0%	784	887	—	—	—
Other Distributors	0%		—	92	—	—
		$935	$6,135	$299	$13,497	$49

		At December 31, 2003			For the year ended December 31,2003
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,871	$189	$5,170	$59
Metier Plancon BV	11.8%	121	620	81	2,900	(65)
DA Management Solutions	29.0%	4	—	—	—	—
Intellisoft OY	19.9%	—	230	—	1,169	(44)
Changepoint France	40.0%	711	816	—	572	(268)
Other Distributors	0%		—	74	—	—
		$880	$5,537	$344	$9,811	$(318)

		At December 31, 2002			For the year ended December 31,2002
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
		(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$4,081	$221	$3,783	79
Metier International Holdings BV (Holland)	19.0%	121	960	58	3,356	(1)
Accountor Oy (See note 2) and Intellisoft Oy	19.9%	—	714	—	1,011	(106)
DA Management Solutions	29.0%	4	—	—	—	—
Changepoint France	40.0%	204	909	—	660	(364)
Other Distributors	0%	—	—	143	—	—
		$373	$6,664	$422	$8,810	$(392)

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint own 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has exercised its put option to sell its 40% interest in Changepoint France. In May 2004, Compuware Corporation acquired privately held Changepoint.

The Company initiated arbitration proceedings with respect to its claims and has settled this dispute subsequent to December 31, 2004.  As a result, the Company will receive approximately $1.2 million in cash by March 31, 2005, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.

Note 13. Concentration of Credit Risk

During the years ended December 31, 2004, 2003 and 2002, one customer, Lockheed Martin Corporation, accounted for approximately $3.8 million (about 7%), $5.7 million (about 10%) and $12.3 million (about 18%), respectively, of consolidated revenue.  Substantially all of this revenue was generated in the Americas segment of the Company’s operations.

See Note 3 for an analysis of the Company’s trade accounts receivable by segment/geographic region.

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

In addition, the Company issued to the Series A Holders (i) five-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share (the “Initial Warrants”) and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price.  The number of issuable shares was determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the Company’s common stock for any 15 consecutive day period during the six-month period immediately following the Closing Date.  The Initial Warrants vested and became fully exercisable on the issuance date. As of December 15, 2004, the Six Month Price was $1.98 per share, which resulted in the issuance of 456,853 Additional Warrants to the Series A Holders.  As of December 31, 2004 certain Series A Holders exercised their Additional Warrants resulting in the issuance of 279,188 shares of common stock.  Subsequent to year end, the remaining outstanding Additional Warrants were exercised resulting in the issuance of 177,665 shares of common stock.

Proceeds from the Preferred Series A Financing approximated $8.6 million, net of issuance costs of $0.4 million, and are being used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s balance sheet.  $2.2 million of the net proceeds were transferred on behalf of Artemis directly to Laurus to pay certain over-advances due at the Closing Date.  (See Note 6 for more information on the Laurus Facility).

With respect to the Series A Preferred Stock, the Series A Holders maintain certain powers, preferences and rights that are senior to the holders of the Company’s common stock. The Series A Holders (i) are entitled to one vote per share on all matters upon which holders of common stock are entitled to vote, (ii) have certain voting consents, (iii) so long as at least twenty-five percent of Series A Preferred Stock is outstanding, have the right to elect one member of the board of directors of the Company, and (iv) so long as at least thirty percent of the Series A Preferred Stock is outstanding, the Company cannot redeem or declare or pay any cash dividend or distribution on its common stock without the prior written consent of the holders of at least a majority of the Series A Preferred Stock.

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

Subsequent to December 31, 2004, Laurus converted $0.2 million of the outstanding $1.5 million Minimum Borrowing Note in exchange for 166,700 shares of the Company’s common stock (see Note 6).

During the year ended December 31, 2002 the Company recovered certain notes and accounts receivable, totaling approximately $0.6 million, which had been written off prior to the Company’s reverse merger transaction in 2001.  Since the recovered amounts were not  included in the net assets in conjunction with the original accounting for such merger, the recoveries were recorded as adjustments to the Company’s additional paid in capital.

Note 15. Stock Options and Warrants

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

The stock option plans adopted by Opus360 prior to the consummation of the Share Exchange Transactions in 2001, and the related stock options continue in full force and effect.  Even though Legacy Artemis was the acquiror for accounting purposes in the Share Exchange Transactions, Opus360 as a legal entity survived the consummation of such transaction. Options granted under Opus 360 plans are redeemable in the common stock of Artemis. The following description of the Company’s stock option plans reflects the stock option plans of Opus 360 and Legacy Artemis prior to the merger, and the status of the following plans after July 31, 2001.

•                  The 1998 Stock Option Plan (the “1998 Plan”) provided for the issuance of 240,000 options.  Options granted, exercised and cancelled under the plan are 243,090, 35,503 and 174,776, respectively, leaving approximately 170,492 options available under the plan and 32,811 outstanding as of December 31, 2004.  As options become available due to cancellation and forfeiture, they are added to the pool of options available for grant under the 2000 Stock Option Plan.

•                  The 2000 Stock Option Plan (the “2000 Plan”) provides for the granting of incentive and non-qualified stock options to employees, board members and advisors.  When the 2000 Plan was adopted in March of 2000, it provided for the issuance of 0.3 million options.  However, the 2000 Plan includes scheduled increases in options available for grant equal to 5% of the Company’s outstanding common stock to a maximum of 1.2 million options.  On January 1, 2003 the 2000 Plan reached the maximum of 1.2 million options available for grant.  In addition, 0.2 million options granted under the 1998 Plan and subsequently cancelled are available for grant under the 2000 Plan.  Options granted, exercised and cancelled under the 2000 Plan are 2,206,080, 1,646 and 576,189 respectively, leaving 1,440,601 options available under the 2000 Plan, including the cancelled 1998 Plan options, and approximately 1,628,245 options outstanding as of December 31, 2004.  Effective November 30, 2004, the 2000 Plan was amended and restated. The amended and restated 2000 Plan provides for the issuance of 2,000,000 options, with automatic increases (on January 1 of each year) in options available for grant equal to 5% of the Company’s outstanding common stock, as of the preceding December 31 up to a maximum of 5,000,000 options.  Options granted under the 2000 Plan in 2004 include approximately 391,000 with vesting contingent upon the Company meeting certain annual financial performance goals.

•                  The 2000 Non-Employee Directors’ Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 300,000 non-qualified stock options to non-employee board members.  Under the Non-Employee Directors Plan 144,900 and 41,440 options have been granted and cancelled, respectively, and 103,460 options remain outstanding at December 31, 2004.  Effective November 30, 2004, the Non-Employee Directors Plan was amended and restated. The amended and restated Non-Employee Directors Plan provides that each Non-Employee Director who is elected or appointed to the Board after February 24, 2004 shall receive an initial grant of options to purchase 15,000 shares of our Common Stock. For each Non-Employee Director serving on the Board as of February 24, 2004, he or she received a grant of options on February 24, 2004 to purchase 7,500 shares of our Common Stock, unless the Non-Employee Director was provided a special initial grant greater than 7,500 shares. Thereafter, commencing in 2005, each continuing Non-Employee Director shall receive a grant of options on his or her Board anniversary date to purchase up to 7,500 shares of Common Stock. With respect to directors serving on committees, each Non-Employee Director who, on or after February 24, 2004, is elected or appointed as, or was already, a member of the Audit, Compensation and/or the Nominating Committee, shall receive an additional grant of options to purchase 3,500 shares of our Common Stock for membership on each respective committee. Thereafter, each Non Employee Director who continues to serve on any such committee upon his or her applicable committee anniversary date shall be automatically granted an Option on such anniversary date to purchase up to 3,500 shares of Common Stock.

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  As of December 31, 2004, 46,983 of these stock options with an exercise price of $250 are outstanding and exercisable.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2004, eighty eight of these options with a weighted average exercise price of $34.25 remained outstanding.

Warrants

There were 714,096 warrants to purchase Company common stock outstanding and exercisable at December 31, 2004.  Other than the Additional Warrants (see below and Note 14), the per-share exercise prices of the remaining warrants range from $2.64 to $46.25 and they expire through 2013.

As of December 31, 2004, certain Series A Holders exercised their Additional Warrants resulting in the issuance of 279,188 shares of common stock.  Subsequent to year end the remaining outstanding Additional Warrants were exercised, resulting in the issuance of 177,665 Shares of common stock.

The following tables summarize information concerning outstanding options and warrants at December 31, 2004:

	Stock Options and Warrants	Weighted Average Exercise Price
	(In thousands)
Outstanding at December 31, 2001	629	$71.01
Granted	836	1.43
Exercised	—	—
Cancelled or forfeited	(158)	51.55
Outstanding at December 31, 2002	1,307	28.86
Granted	125	3.95
Exercised	—	—
Cancelled or forfeited	(262)	19.41
Outstanding at December 31, 2003	1,170	28.32
Granted	1,904	1.34
Exercised	(280)	0.02
Cancelled or forfeited	(268)	59.60
Outstanding at December 31, 2004	2,526	13.49

Exercisable at December 31, 2002	465
Exercisable at December 31, 2003	712
Exercisable at December 31, 2004	1,703

		Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices		Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
		(In thousands)			(In thousands)
$—	$27.50	2,382	6.4	$1.80	1,559	$2.00
27.50	55.00	1	1.5	45.24	1	45.24
55.00	82.50	5	5.6	66.91	5	66.91
82.50	110.00	35	5.6	94.36	35	94.36
110.00	137.50	3	5.4	123.50	3	123.50
220.00	247.50	6	5.2	227.75	6	227.75
247.50	275.00	94	5.1	260.26	94	260.26
		2,526	6.4	13.49	1,703	19.33

Note 16. Contingencies/Litigation

The Company is a party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 17. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2004.  In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Year Ended
	Mar. 31 2004	Jun. 30 2004	Sept. 30 2004	Dec. 31 2004	Dec. 31 2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$13,616	$13,431	$11,009	$14,389	$52,445
Operating loss	(3,553)	(1,738)	(2,479)	(1,783)	(9,553)
Net loss	(3,892)	(1,800)	(2,973)	(1,020)	(9,685)
Basic and diluted loss per common share	(0.39)	(0.18)	(0.30)	(0.10)	(0.97)
Weighted average shares used in computing basic and diluted loss per common share	9,965	9,965	9,965	10,059	9,988

	Quarter Ended				Year Ended
	Mar. 31 2003	Jun. 30 2003	Sept. 30 2003	Dec. 31 2003	Dec. 31 2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$16,195	$13,468	$13,667	$13,961	$57,291
Operating loss	(835)	(3,669)	(1,639)	(1,949)	(8,092)
Net (loss)	(908)	(4,002)	(1,376)	(1,605)	(7,891)
Basic and diluted loss per common share:	(0.09)	(0.40)	(0.14)	(0.16)	(0.79)
Weighted average shares used in computing basic and diluted loss per common share	9,965	9,965	9,965	9,965	9,965

Note 18.  Restructuring Costs

In response to a decline in certain key operating metrics such as total revenue, operating margin and revenue per employee, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company has implemented the Restructuring during the year ended December 31, 2004.  The Company’s total charge related to this Restructuring was approximately $2.7 million as disclosed in the accompanying consolidated statements of operations.

The Restructuring Charge recognized during 2004 is comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) the closure and consolidation of offices; (iii) relocation costs resulting from organizational realignments; and (iv) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS 146.  The following table summarizes the Company’s Restructuring-related expenses incurred during the year ended December 31, 2004:

	RESTRUCTURING COSTS BY QUARTER
	Q1	Q2	Q3	Q4	Total
	(in thousands)
Employee Termination Costs	$1,002	$95	$410	$491	$1,998
Employee Relocation Costs	47	—	8	—	55
Facilities Costs	31	22	210	16	279
Professional Fees	168	31	25	184	408
	$1,247	$148	$654	$691	$2,740

As part of the Restructuring, the Company has reduced its workforce by a total of seventy one employees, from 396 to 325 (which includes scheduled terminations and voluntary resignations) or approximately 18% of its workforce.  The Restructuring Charge has affected corporate positions and certain operational positions as follows:

	RESTRUCTURING COSTS BY REGION
	Americas	EMEA	Japan/Asia (A)	Total
	(in thousands)
Employee Termination Costs	$823	$808	$367	$1,998
Employee Relocation Costs	35	20	—	55
Facilities Costs	—	279	—	279
Professional Fees	164	244	—	408
	$1,022	$1,351	$367	$2,740

(A) Restructuring costs for Japan/Asia have been reported in EMEA segment in Note 11 because such costs were incurred in the United Kingdom.  The above table reflects the functional impact of the Restructuring.

This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $0.9 million of the total restructuring charge is included in accured liabilities in the accompanying December 31, 2004 consolidated balance sheets.

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

Note 19.  Comprehensive Loss

Comprehensive loss consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ deficit that are excluded in the determination of net income or loss.  In July 2004, the Company restated its comprehensive loss for the year ended December 31, 2003.  The restatement was made to correct the foreign currency translation adjustment related to the Company’s investment in Changepoint France.  Such adjustment did not affect the Company’s previously reported net loss for 2003.  The calculation of the restated comprehensive loss for the year ended December 31, 2003 is as follows:

2003
(in thousands)

Net loss	$(7,891)
Foreign currency translation loss	(597)
Comprehensive loss, as previously reported	(8,488)
Retroaction adjustment	357

Comprehensive loss, as restated	(8,131)

In July 2004, the Company also restated its 2002 comprehensive loss; see Note 9 for additional information.