Form 10-Q
period 2005-03-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2005-05-13
CIK 1099674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2005

or

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

There were 10,647,801 shares of common stock outstanding as of April 30, 2005.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

Notes to the Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,628	$3,720
Trade accounts receivable, net	9,612	12,041
Other accounts receivable	1,430	709
Prepaid expenses	1,340	1,313
Other current assets	1,002	379
Total current assets	21,012	18,162

Property and equipment, net	708	1,008
Intangible assets, net	851	1,489
Investment in affiliates and other assets	816	1,661
Total assets	$23,387	$22,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,723	$3,030
Accrued liabilities	3,435	4,385
Accrued payroll and related taxes	4,581	5,360
Deferred revenue	7,922	5,047
Short-term debt and line of credit, net	4,430	3,739
Current portion of long-term debt	27	21
Total current liabilities	24,118	21,582

Accrued pension and other liabilities	4,517	4,465
Deferred taxes	120	160
Long-term debt, less current portion	1,653	1,918
Total liabilities	30,408	28,125

Commitments and contingencies

Stockholders’ deficit:

Series A convertible preferred stock, liquidation preference of $9,000, $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding	4	4
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,597,801 shares issued and outstanding at March 31, 2005 and 10,245,233 shares issued and outstanding at December 31, 2004	11	10
Additional paid-in capital, net of issuance costs	89,870	89,616
Accumulated deficit	(93,929)	(92,676)
Accumulated other comprehensive (loss)	(2,977)	(2,759)
Total stockholders’ (deficit)	(7,021)	(5,805)
Total liabilities and stockholders’ deficit	$23,387	$22,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenue:
Software	$2,815	$2,796
Support	4,361	4,399
Services	4,796	6,421
	11,972	13,616
Cost of revenue:
Software	73	91
Support	1,258	1,478
Services	3,997	4,736
	5,328	6,305

Gross margin	6,644	7,311

Operating expenses:
Selling and marketing	3,859	3,844
Research and development	1,936	2,067
General and administrative	1,870	2,677
Amortization expense	638	1,029
Restructuring charges	—	1,247
	8,303	10,864
Operating loss	(1,659)	(3,553)

Interest expense, net	57	91
Other (income), net	(769)	(156)
Foreign currency transaction loss	95	104
	(617)	39

Loss before income taxes	(1,042)	(3,592)

Income tax expense	211	300

Net loss	$(1,253)	$(3,892)

Loss per common share:
Basic	$(0.12)	$(0.39)
Diluted	$(0.12)	$(0.39)

Weighted average common shares used in computing loss per common share	10,519	9,965

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)

Cash flow from operating activities:
Net loss	$(1,253)	$(3,892)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	776	1,268
Gain on the disposition of affiliated entity	(756)	—
Disposition of assets	19	(93)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	2,429	2,781
(Increase) decrease in prepaid expenses and other assets	(599)	1,089
Increase in deferred revenues	2,875	1,046
Decrease in accounts payable and other liabilities	(808)	(3,129)
Net cash provided by (used in) operating activities	2,683	(930)

Cash flow from investing activities:
Capital expenditures, net	(73)	(57)
Proceeds from the sale of investee	829	—
Net cash (provided by) used in investing activities	756	(57)

Cash flow from financing activities:
Proceeds from the exercise of stock options and warrants, net of taxes	13	-
Net increase in short-term borrowings	697	601
Principal borrowings (repayments) of debt	(23)	3,072
Net cash provided by financing activities	687	3,673

Effect of foreign currency exchange rate changes on cash and cash equivalents	(218)	(259)

Net increase in cash and cash equivalents	3,908	2,427

Cash and cash equivalents at the beginning of the period	3,720	2,593

Cash and cash equivalents at the end of the period	$7,628	$5,020

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$205	$7
Cash paid for income taxes	$701	$322

The accompanying notes are an integral part of these condensed consolidated financial statements.
See the accompanying notes for information on non-cash investing and financing activities.

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

As of March 31, 2005, approximately 75% (or 54%, assuming conversion of all preferred shares) of the Company’s outstanding common stock was owned by Proha Plc (“Proha”), a Finnish Company.

Artemis’ common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI”.

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the three month periods ended March 31, 2005 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2004 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant inter-company transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over (either individually or in concert with its parent, Proha), are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2004 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At March 31, 2005, the Company’s current liabilities exceeded current assets by approximately $3.1 million. The Company has taken a number of actions to improve its financial strength and cash availability including but not limited to restructuring actions taken in 2004. On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 10) significantly strengthening the Company’s financial position. Proceeds from the financing were used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s financial position.

Prior to the private placement, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003, which was amended on July 30, 2004 (see Note 9) to increase the Company’s financial flexibility.  The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan and France.

In addition to the lending facilities available to the Company, management has taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 2005 and the results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004.  The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

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

Note 3.  Stock-Based Incentive Compensation

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure – an amendment of SFAS No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As provided in SFAS No. 123, the Company has elected to apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation plans.  APB No. 25 does not require options to be expensed when granted with an exercise price equal to or greater than the grant-date market value.  The Company is complying with the disclosure requirements of SFAS No. 148.

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net loss as reported	$(1,253)	$(3,892)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model, net of tax	(105)	(139)
Pro forma net loss	$(1,358)	$(4,031)

Basic and diluted loss per common share
As reported	$(0.12)	$(0.39)
Pro forma	$(0.13)	$(0.40)

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

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method.  The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after December 31, 2005 as required under a new rule adopted by the SEC on April 14, 2005, that amends the compliance dates of SFAS No. 123-R. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
	(Unaudited)
Numerator:
Net loss	$(1,253)	$(3,892)

Denominator:
Weighted average outstanding shares of common stock	10,519	9,965

Basic and diluted loss per common share	$(0.12)	$(0.39)

Note 6. Comprehensive Loss

Comprehensive loss consists of net loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net loss.  The calculation of comprehensive loss for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(in thousands)
Net loss	$(1,253)	$(3,892)
Translation (loss)	(218)	(259)
Comprehensive loss	$(1,471)	$(4,151)

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

Three Months Ended March 31, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$408	$1,858	$376	$173	$2,815
Support	1,235	2,596	449	81	4,361
Services	491	3,691	472	142	4,796
Total revenue	2,134	8,145	1,297	396	11,972

Cost of revenue:
Software	1	57	15	—	73
Support	335	833	67	23	1,258
Services	500	3,164	251	82	3,997
Total cost of revenue	836	4,054	333	105	5,328

Gross margin	1,298	4,091	964	291	6,644

Operating income (loss)	$(1,982)	$(73)	$368	$28	$(1,659)

Three Months Ended March 31, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$555	$1,853	$211	$177	$2,796
Support	1,241	2,628	468	62	4,399
Services	1,182	4,449	555	235	6,421
Total revenue	2,978	8,930	1,234	474	13,616

Cost of revenue:
Software	5	37	49	—	91
Support	422	887	133	36	1,478
Services	884	3,418	346	88	4,736
Total cost of revenue	1,311	4,342	528	124	6,305

Gross margin	1,667	4,588	706	350	7,311

Operating income (loss)	$(3,201)	$(584)	$164	$68	$(3,553)

Note 8. Contingencies/Litigation

The Company is a party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 9. Debt

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

The Minimum Borrowing Note is due on August 26, 2006 and is convertible into common stock of the Company at the option of the holder at the following prices: 190,000 shares at $1.45 per share, 190,000 shares at $1.81 per share, and 342,646 shares at $2.57 per share, totaling 722,646 shares of common stock of the Company.  Loans exceeding $1.5 million may be available to the Company under the Secured Revolving Note, based on the balance of the Company’s eligible trade accounts receivable. If the balance on the Minimum Borrowing Note is zero, such portion of the balance of the Secured Revolving Note that exceeds $1.0 million shall be deemed to be extinguished on the Secured Revolving Note and transferred to a new serialized Minimum Borrowing Note. Once a new serialized Minimum Borrowing Note reaches $1.5 million, the Company is required to file a registration statement with the SEC to register the shares underlying the new serialized Minimum Borrowing Note. Thereafter, except as amended on March 31, 2005 (see below), the conversion price adjusts to 105% of the average closing market price of the Company’s common stock for the five trading days immediately preceding each additional serialized $1.5 million Minimum Borrowing Note. All of the aforementioned conversion prices are subject to an anti-dilution provision in the form of a price protection clause. Under the terms of the related agreement, absent an event of default as defined, conversion of the Minimum Borrowing Note into the Company’s common stock may not result in beneficial ownership by Laurus (including shares issuable under the warrants issued to Laurus in conjunction with the Laurus Facility that are exercisable within sixty days of any determination date) of more than 2.5% of the Company’s outstanding common stock. The Minimum Borrowing Note has a 30% prepayment penalty. Any loans under the Secured Revolving Note are convertible only in an event of default. The Company currently has no loans outstanding under the Secured Revolving Note.

The Company filed a registration statement on Form S-1 with the SEC on November 3, 2004 (which was amended in December 2004 and January 2005) to register the common stock underlying the Minimum Borrowing Note and the Laurus Warrant.  The SEC declared such registration statement effective on February 3, 2005.

During the quarter ended March 31, 2005, Laurus converted $242,000 of the outstanding $1.5 million Minimum Borrowing Note in exchange for 166,700 shares of the Company’s common stock.

Subsequent to March 31, 2005, Laurus converted an additional $393,000 of the then outstanding Minimum Borrowing Note in exchange for 219,278 shares of the Company’s common stock.

On March 31, 2005, the Company and Laurus executed a Waiver Letter and Amendment (the “Letter Agreement”).  Pursuant to the terms of the Letter Agreement, the Company received $2,850,000, net of fees of $150,000, on March 31, 2005 in the form of a revolving credit advance (the “Advance”) under the existing $5.0 million facility with Laurus.  The Advance bears interest of one percent (1.00%) per month and becomes due on January 1, 2006.  The parties further agreed that the conversion price with respect to the next Minimum Borrowing Note (as defined in Amendment No. 1 to the Security Agreement, dated July 30, 2004) as may be issued after March 31, 2005 shall be equal to the lesser of (i) $2.92 per share or (ii) 105% of the volume weighted average closing price for the Company’s common stock on the principal market, or on any securities exchange or other securities market on which the common stock is then listed or quoted, for the five trading days immediately prior to the $1,500,000 aggregation of such new Minimum Borrowing Note.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million.  The loan amount has been fully repaid in three installments through April 1, 2005 (See Note 11).

Note 10. Convertible Preferred Stock

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

In addition, the Company issued to the Series A Holders (i) five-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share (the “Initial Warrants”) and (ii) 210-day warrants (the “Additional Warrants”) (a) that are exercisable only in the event that the Six Month Price (as defined below) is less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price.  The number of issuable shares was determined by the “Six Month Price” which is defined as the greater of $1.75 or the lowest average closing price of the Company’s common stock for any 15 consecutive day period during the six-month period immediately following the Closing Date.  The Initial Warrants vested and became fully exercisable on the issuance date. As of December 15, 2004, the Six Month Price was $1.98 per share, which resulted in the issuance of 456,853 Additional Warrants to the Series A Holders.  As of December 31, 2004 certain Series A Holders exercised their Additional Warrants resulting in the issuance of 279,188 shares of common stock.  During the quarter ended March 31, 2005, the remaining Additional Warrants were exercised resulting in the issuance of 177,665 shares of common stock.

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

The Company filed a registration statement on Form S-1 with the SEC on July 19, 2004 (which was amended in August and October 2004) to register the common stock, which was or may be issued as described above.  The SEC declared such registration statement effective on October 29, 2004.

Note 11.  Other Related Party Transactions

At March 31, 2005 and 2004, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 10) owns approximately 54% of the Company’s outstanding common stock.  At March 31, 2005 and 2004, the Company had other payables to Proha of $0.3 million and $0.2 million, respectively.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was originally due on March 1, 2006 and accrued interest at 0.5 percentage points above the 3-month Euribor rate per annum, payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution.  On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of its $3.1 million collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005).  The first two installments were paid on the respective due dates and the final installment of approximately $0.8 million was made on April 1, 2005.

During the fourth quarter of 2003, the Company engaged Bengt Algevik to perform certain business consultancy functions for which he received consideration, including reimbursement of travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed as a director of the Company effective June 16, 2004.

There are several other related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge approximated $136,000 and  $105,000 for the quarters ended March 31, 2005 and 2004, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), has been providing certain application hosting and other services to Artemis Finland and its customers in the amount of approximately $47,000 for the quarter ended March 31, 2004. No such services have been provided during the quarter ended March 31, 2005.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $45,000 and $42,000 for the quarters ended March 31, 2005 and 2004, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services approximated $62,000 and $66,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $10,000 and $6,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19%). ProCountor has provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $1,000 and $13,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha (51%). Artemis Finland has charged Futura for accounting services of approximately $0 and $2,000 for the quarters ended March 31, 2005 and 2004, respectively.

At March 31, 2005 and 2004, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint owned 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has exercised its put option to sell its 40% interest in Changepoint France. In May 2004, Compuware Corporation acquired privately held Changepoint.

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”).  Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.  As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2005.

Note 12. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $22,000 and zero during the quarters ended March 31, 2005 and 2004, respectively.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the year ended December 31, 2004 was $0.4 million.  The projected contribution for the year ending December 31, 2005 is $0.3 million.

Net defined benefit pension cost included the following components:

	Year ending December 31,
	Projected 2005	2004
Service cost (benefits earned during the period)	$319	$261
Interest cost on projected benefit obligation	623	517
Expected return on plan assets	(558)	(474)
Amortization of unrecognized actuarial net loss	113	141
	$497	$445

Note 13.  Restructuring Costs

The Company has not initiated any restructuring actions during the quarter ended March 31, 2005.

In response to a decline in the Company’s key operating metrics, such as total revenue, operating margin and revenue per employee the Company initiated a restructuring of its operations and associated workforce reduction during the quarter ended March 31, 2004 (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company’s total charge related to this Restructuring is approximately $1.2 million, all of which the Company recognized as a charge in the first quarter of 2004.

The Restructuring charge recognized in the first quarter of 2004 is comprised primarily of severance and associated employee termination costs related to the reduction of the Company’s workforce of approximately $1.0 million and professional fees of approximately $0.2 million, incurred to successfully implement the restructuring and improve the competitive position of the Company.

As part of the Restructuring, the Company has reduced its workforce by a total of 17 employees, or less than 5% of its workforce.  This workforce reduction has affected North American and EMEA operations.  The costs associated with the Company’s workforce reduction recognized during the first quarter of 2004 consist primarily of severance, COBRA benefits, payroll taxes and other associated employment termination costs.  Additional costs were incurred to relocate employees and consolidate facilities.

Note 14. Licensing Agreement

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

The initial term of the software license ends November 30, 2007, and is renewable for one additional three-year term. The Company has agreed on certain minimum royalty payments to secure worldwide exclusivity. Also as part of the transaction, the Company agreed to pay AMS $0.5 million to secure the option to purchase the AMS Software. This option fee was paid by the Company to AMS in April 2005 and is non-recoverable. The option fee is being amortized over the option term through November 30, 2006.

Further, the Company has agreed to fund the additional development work with $0.5 million to be paid in five installments. The first such installment of $0.1 million was paid in December 2004. The additional development work is being capitalized in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software.”

The purchase price for the AMS Software is $2.5 million and is payable in two annual installments, should the Company elect to exercise such option.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2004.

Overview

Artemis International Solutions Corporation, a Delaware Corporation, including its subsidiaries (“Artemis”, “We”, or the “Company”), is one of the world’s leading providers of Investment Planning and Control TM (“IP & C”) software and services. Since 1976, we have been helping organizations improve their performance through portfolio, project and resource management.

We provide a comprehensive set of Investment Planning and Control solutions designed to help organizations execute their strategies through effective project portfolio management. These solutions combine our flagship product Artemis 7 with verticalized solutions-oriented consulting services to address the needs of both private and public sector organizations in the areas of:

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

More than 400 companies representing over 600,000 users in 44 different countries have licensed Artemis solutions in a broad range of industries, including: Chicago Mercantile Exchange, Cummins, Exelon Energy, AMI Semiconductor, Nokia, France Telecom, Lockheed Martin, Telecom Italia, Toshiba, MoneyGram, Siemens, and USAA.

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

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services. Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products, which do not require significant customization to, or modification of the underlying software code.

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

Amortization of intangible assets

Intangible assets at March 31, 2005 consist of acquired customer bases. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful life of the assets, and will be fully amortized during the third quarter ended September 31, 2005.

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

Results of Operations

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION.

Consolidated Financial Highlights

(Unaudited)

	Three Months Ended March 31,
	2005	Percent of Total Revenues	2004	Percent of Total Revenues
	(in thousands)
Statement of Operations Data:

Revenue:
Software	$2.8	24%	$2.8	21%
Support	4.4	36%	4.4	32%
Services	4.8	40%	6.4	47%
	12.0	100%	13.6	100%
Cost of revenue:
Software	0.1	1%	0.1	1%
Support	1.3	11%	1.5	11%
Services	4.0	34%	4.7	35%
	5.4	45%	6.3	46%

Gross margin	6.6	55%	7.3	54%

Operating expenses:
Selling and marketing	3.9	32%	3.8	28%
Research and development	1.9	16%	2.1	15%
General and administrative	1.9	16%	2.7	20%
Amortization expense	0.6	5%	1.0	8%
Restructuring charge	—	0%	1.3	9%
	8.3	69%	10.9	80%

Operating loss	(1.7)	-14%	(3.6)	-26%

Non operating income, net	(0.6)	-5%	0.0	0%

Income tax expense	0.2	2%	0.3	2%

Net Ioss	$(1.3)	-11%	$(3.9)	-29%

Three months ended March 31, 2005 and 2004

Revenue

Software Revenue

	Three Months Ended March 31,		Change
	2005	2004	$	%

Americas	$408	$555	$(147)	-26%
EMEA	1,858	1,853	5	0%
Japan	376	211	165	78%
Asia	173	177	(4)	-2%
	$2,815	$2,796	$19	1%

Software revenue represents fees earned for granting customers licenses to use our software products. Software revenue overall was flat compared to the first quarter of 2004. The Company’s project portfolio management product, Artemis 7, increased by 120% compared to the first quarter of 2004, representing 60% of the total software revenue compared to 28% for the first quarter of 2004. From a geographical perspective, increases in software revenues in Japan were offset by decreases in the US. EMEA remained flat compared to the first quarter of 2004, with increases in software revenue in France and the UK being offset by decreases in Germany, Finland and Italy.

Support Revenue

	Three Months Ended March 31,		Change
	2005	2004	$	%

Americas	$1,235	$1,241	$(6)	0%
EMEA	2,596	2,628	(32)	-1%
Japan	449	468	(19)	-4%
Asia	81	62	19	31%
	$4,361	$4,399	$(38)	-1%

Support revenue consists of fees for providing software updates and technical support for our software products.

Services Revenue

	Three Months Ended March 31,		Change
	2005	2004	$	%

Americas	$491	$1,182	$(691)	-58%
EMEA	3,691	4,449	(758)	-17%
Japan	472	555	(83)	-15%
Asia	142	235	(93)	-40%
	$4,796	$6,421	$(1,625)	-25%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  Services revenue recognized by our United States subsidiary declined by approximately 58% due in part to a reduction in services provided to two of the Company’s largest customers.  As these relationships have matured, the level of consulting and training services required by those customers has significantly decreased.

Cost of Revenue

	Three Months Ended March 31,		Change
	2005	2004	$	%

Americas	$836	$1,311	$(475)	-36%
EMEA	4,054	4,342	(288)	-7%
Japan	333	528	(195)	-37%
Asia	105	124	(19)	-15%
	$5,328	$6,305	$(977)	-15%

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

Gross Profit

Total gross profit for the three months ended March 31, 2005 was $6.6 million, a decrease of $0.7 million or 10%, from $7.3 million for the same period of 2004. Gross profit margin for the three months ended March 2005 increased approximately 1 percentage point, to 55% from 54% during the same period of 2004, reflecting the aforementioned changes in the mix of revenues and cost of revenue efficiencies.

Operating Expenses

Selling and Marketing expenses

Selling and marketing expenses consist primarily of personnel related costs for our direct sales force and marketing staff and cost for marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses increased by $0.1 million or 3% to $3.9 million during the three months ended March 31, 2005, from $3.8 million during the same period of 2004.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  Research and development expenses decreased by $0.2 million or 10% to $1.9 million during the three months ended March 31, 2005, from $2.1 million during the same period of 2004.  The decrease in research and development expense is a result of a reduction in headcount in our Newport Beach development center in late 2004, partially offset by adding additional resources to our outsourced development team.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased by $0.8 million or 30% to $1.9 million during the three months ended March 31, 2005, from $2.7 million during the same period of 2004.  The decrease is primarily a result of the restructuring actions taken during 2004 as well as efforts to reduce discretionary spending.

Amortization expense

Amortization expense represents the financial statement effect of amortizing certain intangible assets. The Company recorded amortization expense of $0.6 million and $1.0 million for the quarters ended March 31, 2005 and 2004, respectively. The decrease in amortization expense during the first quarter of 2005 compared to the same quarter in 2004 is a result of the intangible asset related to certain technology being fully impaired during the quarter ended December 31, 2004. The remaining intangible asset is being amortized on a straight-line basis and will be fully amortized during the quarter ending September 31, 2005.

Restructuring expense

The Company’s restructuring charges for the quarter ended March 31, 2004, are comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS No. 146. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and extent of the Company’s restructuring activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records changes to its restructuring obligations in operations based on management’s most current estimates.

The Company has not initiated any restructuring actions during the quarter ended March 31, 2005.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), and (v) other (income) expense.  During the three months ended March 31, 2005, the Company incurred $57,000 of interest expense compared to $91,000 for the quarter ended March 31, 2004. Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.  During the quarter ended March 31, 2005, the Company recognized a pretax gain of $0.8 million as a result of the disposition of an affiliated entity.

Changes in foreign currency exchange rates

The effect of changes in foreign currency exchange rates for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2004 was an increase in revenues of approximately $0.4 million.  The effect of changes in foreign currency exchange rates had no impact on the operating results for the quarter ended March 31, 2005.

Liquidity and Capital Resources

At March 31, 2005 we had cash of $7.6 million compared to $3.7 million at March 31, 2004.

Our operating activities provided approximately $2.7 million in cash during the quarter ended March 31, 2005.  Operating cash flow was positively impacted by (i) a decrease in trade accounts receivable of $2.4 million, (ii) an increase in deferred revenues of $2.9 million, and (iii) non-cash expenses of $0.8 million in depreciation and amortization related to our fixed assets and identifiable intangible assets. The effects of these items on cash were offset by factors such as (iv) the gain on the disposition of an affiliated entity, (v) an increase in prepaid expenses and other assets of $0.6 million, (vi) a decrease in accounts payable and other liabilities of $0.8 million, and  (vii) the net loss of $1.3 million reported for the quarter ended March 31, 2005. Our investing activities provided $0.8 million during the quarter ended March 31, 2005, related to the settlement with Compuware Corporation pertaining to an investment held by the Company. Our financing activities provided $0.7 million during the quarter ended March 31, 2005.

The Company principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our lines of credit.  Cash requirements through the end of fiscal year 2005 are primarily to fund operations at approximately the same levels as fiscal year 2004 not including the restructuring actions taken during 2004. Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow while better positioning the Company to compete under current market conditions. In the future, we may need to raise additional funds through public and/or private financings, or other arrangements to fund operations, strengthen our global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to our existing stockholders.

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

Related Party Transactions

At March 31, 2005 and 2004, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock owns approximately 54% of the Company’s outstanding common stock.  At March 31, 2005 and 2004, the Company had other payables to Proha of $0.3 million and $0.2 million, respectively.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was originally due on March 1, 2006 and accrued interest at 0.5 percentage points above the 3-month Euribor rate per annum, payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution.  On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of its $3.1 million collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005).  The first two installments were paid on the respective due dates and the final installment of approximately $0.8 million was made on April 1, 2005.

During the fourth quarter of 2003, the Company engaged Bengt Algevik to perform certain business consultancy functions for which he received consideration, including reimbursement of travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed as a director of the Company effective June 16, 2004.

There are several other related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•      Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge approximated $136,000 and  $105,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), has been providing certain application hosting and other services to Artemis Finland and its customers in the amount of approximately $47,000 for the quarter ended March 31, 2004. No such services have been provided during the quarter ended March 31, 2005.

•      Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $45,000 and $42,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services approximated $62,000 and $66,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $10,000 and $6,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19%). ProCountor has provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $1,000 and $13,000 for the quarters ended March 31, 2005 and 2004, respectively.

•      Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha (51%). Artemis Finland has charged Futura for accounting services of approximately $0 and $2,000 for the quarters ended March 31, 2005 and 2004, respectively.

At March 31, 2005 and 2004, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint owned 40% and 60% of Changepoint France, respectively.  The Agreement provides for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has exercised its put option to sell its 40% interest in Changepoint France. In May 2004, Compuware Corporation acquired privately held Changepoint.

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”).  Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.  As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the quarter ended March 31, 2005.

Item 3.    Qualitative and Quantitative Disclosure About Market Risk

At March 31, 2005, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report. Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC. Based on their most recent evaluation as of the Evaluation Date, the CEO and the CFO have also concluded that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial data, and such officers have identified no material weaknesses in internal controls.

There were no significant changes made in our internal control over financial reporting during the quarter ended March 31, 2005 that are reasonably likely to significantly affect these controls.  Thus, no corrective actions with regard to significant deficiencies and material weaknesses were necessary.

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

Artemis International Solutions Corporation

Date:	May 13, 2005	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	May 13, 2005	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer