Form 10-Q
period 2005-06-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2005-08-12
CIK 1099674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2005

or

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

There were 10,825,437 shares of common stock outstanding as of July 29, 2005.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,721	$3,720
Trade accounts receivable, net	9,735	12,041
Other accounts receivable	533	709
Prepaid expenses	1,009	1,313
Other current assets	431	379
Total current assets	15,429	18,162

Property and equipment, net	628	1,008
Intangible assets, net	213	1,489
Investment in affiliates and other assets	1,168	1,661
Total assets	$17,438	$22,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,771	$3,030
Accrued liabilities	3,382	4,385
Accrued payroll and related taxes	3,587	5,360
Deferred revenue	6,342	5,047
Short-term debt and line of credit, net	3,476	3,739
Current portion of long-term debt	122	21
Total current liabilities	19,680	21,582

Accrued pension and other liabilities	4,359	4,465
Deferred taxes	80	160
Long-term debt, less current portion	1,234	1,918
Total liabilities	25,353	28,125

Commitments and contingencies

Stockholders’ deficit:

Series A convertible preferred stock, liquidation preference of $9,000,000 $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding	4	4
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,825,437 shares issued and outstanding at June 30, 2005 and 10,245,233 shares issued and outstanding at December 31, 2004	11	10
Additional paid-in capital, net of issuance costs	90,276	89,616
Accumulated deficit	(94,816)	(92,676)
Accumulated other comprehensive (loss)	(3,390)	(2,759)
Total stockholders’ (deficit)	(7,915)	(5,805)
Total liabilities and stockholders’ deficit	$17,438	$22,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue:
Software	$3,306	$3,329	$6,121	$6,125
Support	4,446	4,118	8,807	8,517
Services	4,617	5,984	9,413	12,405
	12,369	13,431	24,341	27,047

Cost of revenue:
Software	88	2	161	93
Support	1,290	1,383	2,548	2,861
Services	3,755	4,812	7,752	9,548
	5,133	6,197	10,461	12,502

Gross margin	7,236	7,234	13,880	14,545

Operating expenses:
Selling and marketing	3,961	3,754	7,820	7,598
Research and development	1,968	2,041	3,904	4,108
General and administrative	1,851	2,000	3,721	4,677
Amortization expense	639	1,029	1,277	2,058
Restructuring charges	—	148	—	1,395
	8,419	8,972	16,722	19,836

Operating loss	(1,183)	(1,738)	(2,842)	(5,291)

Interest expense, net	257	117	314	208
Other (income), net	(207)	(123)	(976)	(279)
Foreign exchange (gain) loss	(489)	(13)	(394)	91
	(439)	(19)	(1,056)	20

Loss before income taxes	(744)	(1,719)	(1,786)	(5,311)

Income tax expense	143	81	354	381
Net loss	$(887)	$(1,800)	$(2,140)	$(5,692)

Loss per common share:
Basic	$(0.08)	$(0.18)	$(0.20)	$(0.57)
Diluted	$(0.08)	$(0.18)	$(0.20)	$(0.57)

Weighted average common shares used in computing loss per common share	10,712	9,965	10,586	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flow from operating activities:
Net loss	$(2,140)	$(5,692)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,498	2,418
Gain on the disposition of affiliated entity	(756)	—
Disposition of assets	54	(86)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	2,305	2,773
Decrease in prepaid expenses and other assets	848	719
Increase in deferred revenues	1,295	93
Decrease in accounts payable and other liabilities	(3,005)	(2,862)
Net cash provided by (used in) operating activities	99	(2,637)

Cash flow from investing activities:
Capital expenditures, net	(112)	(108)
Proceeds from the sale of investee	830	—
Net cash provided by (used in) investing activities	718	(108)

Cash flow from financing activities:
Proceeds from exercise of stock options and warrants, net of taxes	27	—
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	8,756
Net decrease in short-term debt and line of credit	(162)	—
Net repayments on lines of credit	—	(2,212)
Principal borrowings (repayments) of debt	(50)	3,122
Net cash (used in) provided by financing activities	(185)	9,666

Effect of foreign currency exchange rate changes on cash and cash equivalents	(631)	(246)

Net increase in cash and cash equivalents	1	6,675

Cash and cash equivalents at the beginning of the period	3,720	2,593

Cash and cash equivalents at the end of the period	$3,721	$9,268

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$120	$49
Cash paid for income taxes	$241	$555

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2005
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

Customers use the Company’s software and services in such key areas as (i) developing and launching  new products, (ii) IT management and governance, (iii) maintaining nuclear power stations, (iv) helping governmental agencies promote business efficiency through better alignment and allocation of resources and (v) managing the Joint Strike Fighter program for the US government.  The Company has an international distribution network in over 44 countries.

As of June 30, 2005, approximately 74% (or 54%, assuming conversion of all preferred shares) of the Company’s outstanding common stock was owned by Proha Plc (“Proha”), a Finnish Company.

Artemis’ common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI”.

Note 2.  Basis of Presentation

The accompanying condensed consolidated financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the six month periods ended June 30, 2005 and 2004 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2004 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant inter-company transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over (either individually or in concert with its parent, Proha), are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2004 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At June 30, 2005, the Company’s current liabilities exceeded current assets by approximately $4.3 million. The Company has taken a number of actions to improve its financial strength and cash availability including but not limited to restructuring actions taken in 2004. On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 10) significantly strengthening the Company’s financial position. Proceeds from the financing were used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s financial position.

Prior to the private placement, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003, which was amended on July 30, 2004 (see Note 9) to increase the Company’s financial flexibility.  The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan, France and Italy.

In addition to the lending facilities available to the Company, management has taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at June 30, 2005 and the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004.  The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

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

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net loss as reported	$(887)	$(1,800)	$(2,140)	$(5,692)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(73)	(224)	(178)	(299)
Pro forma net loss	$(960)	$(2,024)	$(2,318)	$(5,991)

Basic and diluted loss per common share
As reported	$(0.08)	$(0.18)	$(0.20)	$(0.57)
Pro forma	$(0.09)	$(0.20)	$(0.22)	$(0.60)

Note 4.  Significant Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method.  The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after December 31, 2005 as required under a new rule adopted by the SEC on April 14, 2005, that amends the compliance dates of SFAS No. 123-R. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle.  SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.  Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (the “SEC”), did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 5. Basic and Diluted Loss Per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, “Earnings Per Share”.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  When a company is in a loss position, basic and diluted loss per common share are the same.

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
	(Unaudited)
Numerator:
Net loss	$(887)	$(1,800)	$(2,140)	$(5,692)

Denominator:
Weighted average outstanding shares of common stock	10,712	9,965	10,586	9,965

Basic and diluted loss per common share	$(0.08)	$(0.18)	$(0.20)	$(0.57)

Note 6. Comprehensive Loss

Comprehensive loss consists of net loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net loss.  The calculation of comprehensive loss for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net loss	$(887)	$(1,800)	$(2,140)	$(5,692)
Translation income (loss)	(413)	13	(631)	(246)
Comprehensive loss	$(1,300)	$(1,787)	$(2,771)	$(5,938)

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

Three Months Ended June 30, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$494	$1,966	$571	$275	$3,306
Support	1,256	2,608	505	77	4,446
Services	526	3,539	520	32	4,617
Total revenue	2,276	8,113	1,596	384	12,369

Cost of revenue:
Software	—	60	26	2	88
Support	342	825	103	20	1,290
Services	442	2,874	356	83	3,755
Total cost of revenue	784	3,759	485	105	5,133
Gross margin	1,492	4,354	1,111	279	7,236

Operating income (loss)	$(1,692)	$(8)	$473	$44	$(1,183)

Three Months Ended June 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$579	$2,194	$421	$135	$3,329
Support	1,231	2,362	441	84	4,118
Services	1,008	4,465	451	60	5,984
Total revenue	2,818	9,021	1,313	279	13,431

Cost of revenue:
Software	12	4	(14)	—	2
Support	390	815	148	30	1,383
Services	876	3,507	346	83	4,812
Total cost of revenue	1,278	4,326	480	113	6,197
Gross margin	1,540	4,695	833	166	7,234

Operating income (loss)	$(1,976)	$39	$285	$(86)	$(1,738)

Six Months Ended June 30, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$902	$3,824	$947	$448	$6,121
Support	2,491	5,204	954	158	8,807
Services	1,017	7,230	992	174	9,413
Total revenue	4,410	16,258	2,893	780	24,341

Cost of revenue:
Software	1	117	41	2	161
Support	677	1,658	170	43	2,548
Services	942	6,038	607	165	7,752
Total cost of revenue	1,620	7,813	818	210	10,461
Gross margin	2,790	8,445	2,075	570	13,880

Operating income (loss)	$(3,674)	$(81)	$841	$72	$(2,842)

Six Months Ended June 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,134	$4,047	$632	$312	$6,125
Support	2,472	4,990	909	146	8,517
Services	2,190	8,914	1,006	295	12,405
Total revenue	5,796	17,951	2,547	753	27,047

Cost of revenue:
Software	17	41	35	—	93
Support	812	1,702	281	66	2,861
Services	1,760	6,925	692	171	9,548
Total cost of revenue	2,589	8,668	1,008	237	12,502
Gross margin	3,207	9,283	1,539	516	14,545

Operating income (loss)	$(5,177)	$(546)	$449	$(17)	$(5,291)

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

In June 2004, the Company used $2.2 million of the net proceeds of the private placement of $9.0 million of convertible preferred stock (the “Preferred Series A Financing”) completed on June 16, 2004 (see Note 10) to reduce the amount outstanding under the Laurus Facility from $3.5 million to $1.3 million. On July 30, 2004, the Company and Laurus agreed to amend the Laurus Facility by replacing the Secured Convertible Note of up to $5.0 million with a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the amount of $1.5 million and a Secured Revolving Note of up to $3.5 million (collectively the “Laurus Restructuring”). Effective upon the execution of the Laurus Restructuring documents on July 30, 2004, the $1.3 million outstanding under the Laurus Facility was incorporated as monies provided by Laurus under the Minimum Borrowing Note.  In August 2004, Laurus provided Artemis an additional $0.2 million under the Minimum Borrowing Note, thereby exhausting the funds available to Artemis under the Minimum Borrowing Note.

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

The Company filed a registration statement on Form S-1 with the SEC to register the common stock underlying the Minimum Borrowing Note and the Laurus Warrant, which was declared effective by the SEC on February 3, 2005.

During the quarters ended March 31, 2005 and June 30, 2005, Laurus converted $242,000 and $393,000, respectively, of the outstanding $1.5 million Minimum Borrowing Note in exchange for 166,700 shares and 219,278 shares, respectively, of the Company’s common stock.

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

As of June 30, 2005, the Company’s subsidiary in Italy had a short-term overdraft of approximately $241,000, which is secured by certain accounts receivable.

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

The Company filed a registration statement on Form S-1 with the SEC to register the common stock, which was or may be issued as described above.  The SEC declared such registration statement effective on October 29, 2004. The Company filed a post-effective amendment to this registration statement on June 29, 2005.

Note 11.  Other Related Party Transactions

At June 30, 2005 and 2004, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 10) owns approximately 54% of the Company’s outstanding common stock.  At June 30, 2005 and 2004, the Company had other payables to Proha of $0.3 million and $0.2 million, respectively. Such amount is recorded under the caption “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet at June 30, 2005.

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

There are several other related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge approximated $210,000 and  $193,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), has been providing certain application hosting and other services to Artemis Finland and its customers in the amount of approximately $83,000 for the six months ended June 30, 2004. No such service has been provided during the six months ended June 30, 2005.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $75,000 and  $82,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services approximated $78,000 and $108,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $10,000 and $13,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Artemis Finland has provided certain software development services and software sales to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19%). Artemis Finland has charged ProCountor approximately $1,000 and $0 for such services for the six months ended June 30, 2005 and 2004, respectivel. ProCountor has also provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $2,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha (51%). Artemis Finland has charged Futura for accounting services of approximately $0 and $4,000 for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint owned 40% and 60% of Changepoint France, respectively.  The Agreement provided for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has exercised its put option to sell its 40% interest in Changepoint France. In May 2004, Compuware Corporation acquired privately held Changepoint.

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”).  Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.  As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2005.

Note 12. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation with an annual maximum of $14,000 for calendar 2005. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $41,946 and zero during the six months ended June 30, 2005 and 2004, respectively.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the year ended December 31, 2004 were $0.4 million.  The projected contribution for the year ending December 31, 2005 is $0.3 million.

Net defined benefit pension cost included the following components:

	Year ending December 31,
	Projected 2005	2004
Service cost (benefits earned during the period)	$319	$261
Interest cost on projected benefit obligation	623	517
Expected return on plan assets	(558)	(474)
Amortization of unrecognized actuarial net loss	113	141
	$497	$445

Note 13.  Restructuring Costs

In response to a decline in the Company’s key operating metrics, such as total revenue, operating margin and revenue per employee the Company initiated a restructuring of its operations and associated workforce reduction in early 2004 (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company’s total restructuring charge incurred during the six months ended June 30, 2004 related to this Restructuring was approximately $1.4 million.

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

The Company has not initiated any restructuring actions during the six months ended June 30, 2005.

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

The initial term of the software license ends November 30, 2007, and is renewable for one additional three-year term. The Company has agreed on certain minimum royalty payments to secure worldwide exclusivity. Also as part of the transaction, the Company agreed to pay AMS $0.5 million to secure the option to purchase the AMS Software. This option fee was paid by the Company to AMS in April 2005 and is non-recoverable. The option fee was capitalized and recorded under the caption “Investment in affiliates and other assets” in the accompanying condensed consolidated balance sheet at June 30, 2005 and is being amortized over the option term through November 30, 2006.  The purchase price for the AMS Software is $2.5 million and is payable in two annual installments, should the Company elect to exercise such option.

Further, the Company has agreed to fund the additional development work with $0.5 million to be paid in five installments. The first such installment of $0.1 million was paid in December 2004. The additional development work is being capitalized in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software.”

Note 15. Subsequent Event

Effective August 10, 2005, Steve Yager resigned as the Chairman of the Company’s Board of Directors and Board member Pekka Pere assumed such position.

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

We provide a comprehensive set of Investment Planning and Control solutions designed to help organizations execute their strategies through effective project portfolio management. These solutions combine our flagship product Artemis 7 with verticalized solutions-oriented consulting services to address the needs of both private and public sector organizations in the areas of:

•                  New Product Development and Launch

•                  Information Technology (“IT”) Management and Governance

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

More than 400 companies representing over 629,000 users in 44 different countries have licensed Artemis solutions in a broad range of industries, including: Chicago Mercantile Exchange, Cummins, Exelon Energy, AMI Semiconductor, Nokia, France Telecom, Lockheed Martin, Telecom Italia, Toshiba, MoneyGram, Siemens, and USAA.

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

Amortization of intangible assets

Intangible assets at June 30, 2005 consist of acquired customer bases. Customer bases acquired directly are valued at cost, which approximates estimated fair value at the time of purchase. The costs assigned to intangible assets are being amortized on a straight-line basis over the estimated useful life of the assets, and will be fully amortized during the third quarter ended September 30, 2005.

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

Results of Operations

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION.

Consolidated Financial Highlights

(Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
	(in millions)
Statement of Operations Data:

Revenue:
Software	$3.3	27%	$3.3	25%	$6.1	25%	$6.1	23%
Support	4.5	36%	4.1	30%	8.8	36%	8.5	31%
Services	4.6	37%	6.0	45%	9.4	39%	12.4	46%
	12.4	100%	13.4	100%	24.3	100%	27.0	100%

Cost of revenue:
Software	0.1	1%	0.0	0%	0.2	1%	0.1	0%
Support	1.3	10%	1.4	10%	2.5	10%	2.9	11%
Services	3.8	31%	4.8	36%	7.8	32%	9.5	35%
	5.2	42%	6.2	46%	10.5	43%	12.5	46%

Gross margin	7.2	58%	7.2	54%	13.8	57%	14.5	54%

Operating expenses:
Selling and marketing	4.0	32%	3.8	28%	7.8	33%	7.6	28%
Research and development	2.0	16%	2.0	15%	3.9	16%	4.1	15%
General and administrative	1.8	15%	2.0	15%	3.7	15%	4.7	17%
Amortization expense	0.6	5%	1.0	8%	1.3	5%	2.0	8%
Restructuring charge	—	0%	0.2	1%	—	0%	1.4	5%
	8.4	68%	9.0	67%	16.7	69%	19.8	73%

Operating loss	(1.2)	-10%	(1.7)	-13%	(2.9)	-12%	(5.3)	-20%

Loss before income taxes	(0.8)	-8%	(1.7)	-13%	(1.8)	-8%	(5.3)	-20%

Income tax expense	0.1	0%	0.1	0%	0.4	1%	0.4	1%

Net Ioss	$(0.9)	-8%	$(1.8)	-13%	$(2.2)	-9%	$(5.7)	-21%

Three and six months ended June 30, 2005 and 2004

Revenue

Software Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$494	$579	$(85)	-15%	$902	$1,134	$(232)	-20%
EMEA	1,966	2,194	(228)	-10%	3,824	4,047	(223)	-6%
Japan	571	421	150	36%	947	632	315	50%
Asia	275	135	140	104%	448	312	136	44%
	$3,306	$3,329	$(23)	-1%	$6,121	$6,125	$(4)	0%

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue overall was flat compared to the first quarter and six months ended June 30, 2004. The Company’s strategic product platform, Artemis 7, grew by 63% compared to the first quarter of 2004 and represented 70% of total software revenue compared to 42% for the first quarter of 2004. From a geographical perspective, increases in software revenue in Italy, Japan, UK and Asia were offset by decreases in Germany, France, US and Finland.  On a year-to-date basis, Artemis 7 grew 86% and represented 66% of total software revenue compared to 36% for the first half of 2004.

Support Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$1,256	$1,231	$25	2%	$2,491	$2,472	$19	1%
EMEA	2,608	2,362	246	10%	5,204	4,990	214	4%
Japan	505	441	64	15%	954	909	45	5%
Asia	77	84	(7)	-8%	158	146	12	8%
	$4,446	$4,118	$328	8%	$8,807	$8,517	$290	3%

Support revenue consists of fees for providing software updates and technical support for our software products.  The increase in support revenue, both for the three and six months ended June 30, 2005 is largely due to the growth in software license revenues in EMEA and Japan in prior periods leading to a large support base.

Services Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$526	$1,008	$(482)	-48%	$1,017	$2,190	$(1,173)	-54%
EMEA	3,539	4,465	(926)	-21%	7,230	8,914	(1,684)	-19%
Japan	520	451	69	15%	992	1,006	(14)	-1%
Asia	32	60	(28)	-47%	174	295	(121)	-41%
	$4,617	$5,984	$(1,367)	-23%	$9,413	$12,405	$(2,992)	-24%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  For the quarter ended June 30, 2005, services revenue declined in the US and

EMEA by $0.5 million or 48% and $0.9 million or 21%, respectively.  This decrease is primarily a result of shorter implementation cycles for the Artemis 7 based solutions that now represent 70% of total software sales, a lower level of software revenues in the US that drive services revenue, and a reduction in non-implementation services, particularly in the US.

Cost of Revenue

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$784	$1,278	$(494)	-39%	$1,620	$2,589	$(969)	-37%
EMEA	3,759	4,326	(567)	-13%	7,813	8,668	(855)	-10%
Japan	485	480	5	1%	818	1,008	(190)	-19%
Asia	105	113	(8)	-7%	210	237	(27)	-11%
	$5,133	$6,197	$(1,064)	-17%	$10,461	$12,502	$(2,041)	-16%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  The decrease in cost of revenue in the Americas and EMEA was primarily due to a reduction in headcount taken in 2004 as a result of the expected declining services revenue.  Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues.

Gross Profit

Total gross profit for the second quarter of 2005 remained flat at $7.2 million compared to the second quarter of 2004, with a shift in revenue mix towards the higher margin generating software and support revenue coupled with more efficient support delivery offsetting the decrease in overall revenue. Total gross profit for the six months ended June 30, 2005 was $13.8 million, a decrease of $0.7 million or 10%, from $14.5 million for the same period in 2004. The year-to-date performance was additionally impacted by a decline services revenue, particularly during the first quarter of 2005 , where services revenue in the US decreased by 58% due in part to a reduction in services provided to two of the Company’s largest customers.

Gross profit margin for the three and six months ended June 30, 2005 increased to 58% and 57%, respectively, compared to 54% during the same periods in 2004, reflecting the aforementioned changes in the mix of revenues and cost of revenue efficiencies.

Operating Expenses

Selling and Marketing expenses

Selling and marketing expenses consist primarily of personnel related costs for our direct sales force and marketing staff and cost for marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses increased to $4.0 million during the three months ended June 30, 2005, from $3.8 million during the same period of 2004. For the six months ended June 30, 2005, selling and marketing expenses increased to $7.8 million compared to $7.6 million for the same period in 2004. Sales and marketing efforts have been focused on further promoting our industry –specific solutions.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  Research and development expenses remained flat at 2.0 million for the second quarter of 2005 compared to the same quarter in 2004 and decreased by $0.2 million or 5% to $3.9 million for the six months ended June 30, 2005 compared to $4.1 million for the same period in 2004. Decreases in research and development expense resulting from the reduction in headcount in our Newport Beach development center in late 2004 were offset by the addition of resources to our outsourced development team.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased to $1.9 million for the second quarter of 2005, from $2.0 million in the same quarter of 2004. For the six months ended June 30, 2005, general and administrative expenses decreased by $1.0 million or 20%, to $3.7 million compared to $4.7 million for the same period in 2004. The decrease is primarily a result of the restructuring actions taken during 2004 as well as efforts to reduce discretionary spending.

Amortization expense

Amortization expense represents the financial statement effect of amortizing certain intangible assets. The Company recorded amortization expense of $0.6 million and $1.0 million for the quarters ended June 30, 2005 and 2004, respectively, and $1.3 million and $2.1 million for the six months ended June 30, 2005 and 2004. The decrease in amortization expense during the first quarter of 2005 compared to the same quarter in 2004 is a result of the intangible asset related to certain technology being fully impaired during the quarter ended December 31, 2004. The remaining intangible asset is being amortized on a straight-line basis and will be fully amortized during the quarter ending September 30, 2005.

Restructuring expense

The Company’s restructuring charges for the six months ended June 30, 2004, are comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS No. 146. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

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

The Company has not initiated any restructuring actions during the six months ended June 30, 2005.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), and (v) other (income) expense.  During the three months ended June 30, 2005, the Company incurred interest expense in the amount of $0.3 million compared to $0.1 million for the same quarter in 2004, resulting from a loan initiation fee and the interest rate related to an advance under the existing $5.0 million revolving credit facility with Laurus. Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.  During the quarter ended March 31, 2005, the Company recognized a pretax gain of $0.8 million as a result of the disposition of an affiliated entity.

Changes in foreign currency exchange rates

The effect of changes in foreign currency exchange rates for the quarter ended June 30, 2005 compared to the prior-year quarter resulted in an increase in revenues of approximately $0.2 million and a decrease in operating loss of less than $0.1 million. The effect of changes in foreign currency exchange rates for the six months ended June 30, 2005 compared to the same period in 2004 resulted in an increase in revenues of approximately $0.6 million and a decrease in operating loss of less than $0.1 million.

Liquidity and Capital Resources

At June 30, 2005, we had cash of $3.7 million, the same level as at December 31, 2004.

Our operating activities provided approximately $0.1 million in cash during the six months ended June 30, 2005.  Operating cash flow was positively impacted by (i) a decrease in trade accounts receivable of $2.3 million, (ii) an increase in deferred revenues of $1.3 million, (iii) non-cash expenses of $1.5 million in depreciation and amortization related to our fixed assets and identifiable intangible assets, and (iv) a decrease in prepaid expenses and other assets of $0.8 million. The effects of these items on cash were offset by factors such as (v) a decrease in accounts payable and other liabilities of $3.0 million, (vi) the gain on the disposition of an affiliated entity of $0.8 million, and  (vii) the net loss of $2.1 million reported for the six months ended June 30, 2005. Our investing activities provided $0.7 million during the six months ended June 30, 2005, related to the settlement with Compuware Corporation pertaining to an investment held by the Company. We reduced our borrowings using $0.2 million in financing activities during the six months ended June 30, 2005.

The Company’s principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our lines of credit.  Cash requirements through the end of fiscal year 2005 are primarily to fund operations at approximately the same levels as fiscal year 2004 not including savings from the restructuring actions taken during 2004. Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow while better positioning the Company to compete under current market conditions. We are also reviewing our global infrastructure for additional efficiencies in order to improve our financial results and strengthen the balance sheet. As such, we are considering further organizational changes to reduce costs. In the future, we may need to raise additional funds through public and/or private financings, or other arrangements to fund operations, strengthen our global presence or for potential acquisitions, if any.  Such additional equity financing may be dilutive to our existing stockholders.

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

Related Party Transactions

At June 30, 2005 and 2004, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock owns approximately 54% of the Company’s outstanding common stock.  At June 30, 2005 and 2004, the Company had other payables to Proha of $0.3 million and $0.2 million, respectively. Such amount is recorded under the caption “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet at June 30, 2005.

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

There are several other related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge approximated $210,000 and  $193,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), has been providing certain application hosting and other services to Artemis Finland and its customers in the amount of approximately $83,000 for the six months ended June 30, 2004. No such service has been provided during the six months ended June 30, 2005.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $75,000 and  $82,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services approximated $78,000 and $108,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $10,000 and $13,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Artemis Finland has provided certain software development services and software sales to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19%). Artemis Finland has charged ProCountor approximately $1,000 and $0 for such services for the six months ended June 30, 2005 and 2004, respectivel. ProCountor has also provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $2,000 and $1,000 for the six months ended June 30, 2005 and 2004, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha (51%). Artemis Finland has charged Futura for accounting services of approximately $0 and $4,000 for the six months ended June 30, 2005 and 2004, respectively.

At June 30, 2005 and 2004, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

In September 2000, Artemis International France Sarl (“Artemis France”) entered into a joint venture agreement (the “Agreement”) with the Canadian company Changepoint Corporation (“Changepoint”) and established the joint venture, Changepoint France Sarl (“Changepoint France”).  Artemis France and Changepoint owned 40% and 60% of Changepoint France, respectively.  The Agreement provided for a put and call option for Artemis France to sell and Changepoint to purchase the 40% interest held by Artemis France under certain conditions.  The Company has exercised its put option to sell its 40% interest in Changepoint France. In May 2004, Compuware Corporation acquired privately held Changepoint.

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”).  Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.  As a result of the

Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the six months ended March 31, 2005.

Item 3.           Qualitative and Quantitative Disclosure About Market Risk

At June 30, 2005, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

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

Item 4.           Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). The CEO and CFO concluded based upon that evaluation that, as of June 30, 2005, they were effectively and timely informed by our disclosure controls and procedures of the material information relating to us (or our consolidated subsidiaries) as would be required to be included in our periodic filings with the SEC. Further, our CEO and the CFO concluded based on their most recent evaluation as of the Evaluation Date that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial data, and our officers have identified no material weaknesses in internal controls.

There were no changes made in our internal control over financial reporting during the quarter ended June, 30, 2005 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

On July 27, 2005, the Annual Meeting of Stockholders of the Company was held (“Annual Meeting”).  The Annual Meeting involved the election of certain directors to the Company’s Board.  Three directors were voted on and elected by the stockholders: Pekka Pere, Olle Odman and Bengt Älgevik.  Mr. Pere received 10,519,992 votes in the affirmative, while 150,216 votes were withheld.  Mr. Odman received 10,520,119 votes in the affirmative, while 150,088 votes were withheld.  Mr. Älgevik received 10,653,688 votes in the affirmative, while 16,519 votes were withheld.  Four individuals continued as directors after the Annual Meeting and were not voted upon:  Joseph Liemandt, David Cairns, Steve Yager, and Mike Murphy.

Effective August 10, 2005, Steve Yager resigned as the Chairman of the Company’s Board of Directors and Board member Pekka Pere assumed such position.

In addition, the Company’s stockholders voted upon and approved the ratification and selection by the Board of Squar, Milner, Reehl & Williamson LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005.  This resolution also passed, with 10,667,112 votes in the affirmative.  The number of votes cast against the resolution was 2,803, with 293 abstentions and no broker non-votes.

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

Artemis International Solutions Corporation

Date:	August 12, 2005	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	August 12, 2005	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer