Form 10-Q
period 2005-09-30
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2005-11-14
CIK 1099674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2005

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

There were 10,829,587 shares of common stock outstanding as of October 28, 2005.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2005

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows (unaudited) for nine months ended September 30, 2005 and 2004

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

SIGNATURES

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Current assets:
Cash and cash equivalents	$3,664	$3,720
Trade accounts receivable, net	8,682	12,041
Other accounts receivable	433	709
Prepaid expenses	1,201	1,313
Other current assets	258	379
Total current assets	14,238	18,162

Property and equipment, net	569	1,008
Intangible assets, net	—	1,489
Investment in affiliates and other assets	1,036	1,661
Total assets	$15,843	$22,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$2,905	$3,030
Accrued liabilities	3,223	4,385
Accrued payroll and related taxes	3,401	5,360
Deferred revenue	5,254	5,047
Short-term debt and line of credit, net	4,091	3,739
Current portion of long-term debt	699	21
Total current liabilities	19,573	21,582

Accrued pension and other liabilities	4,183	4,465
Deferred taxes	40	160
Long-term debt, less current portion	1,626	1,918
Total liabilities	25,422	28,125

Commitments and contingencies

Stockholders’ deficit:

Series A convertible preferred stock, liquidation preference of $9,000,000 $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding	4	4
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,829,257 shares issued and outstanding at September 30, 2005 and 10,245,233 shares issued and outstanding at December 31, 2004	11	10
Additional paid-in capital, net of issuance costs	90,282	89,616
Accumulated deficit	(96,163)	(92,676)
Accumulated other comprehensive (loss)	(3,713)	(2,759)
Total stockholders’ (deficit)	(9,579)	(5,805)
Total liabilities and stockholders’ deficit	$15,843	$22,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue:
Software	$1,698	$2,388	$7,819	$8,513
Support	4,297	4,299	13,104	12,816
Services	4,080	4,322	13,493	16,727
	10,075	11,009	34,416	38,056
Cost of revenue:
Software	144	53	305	146
Support	1,166	1,481	3,714	4,342
Services	3,391	3,814	11,143	13,362
	4,701	5,348	15,162	17,850

Gross margin	5,374	5,661	19,254	20,206

Operating expenses:
Selling and marketing	3,377	2,969	11,197	10,567
Research and development	1,872	1,689	5,776	5,797
General and administrative	1,531	1,798	5,252	6,475
Amortization expense	212	1,030	1,489	3,088
Restructuring charges	—	654	—	2,049
	6,992	8,140	23,714	27,976
Operating loss	(1,618)	(2,479)	(4,460)	(7,770)

Interest expense, net	211	236	525	444
Other (income) expense, net	(188)	60	(1,164)	(219)
Foreign exchange (gain) loss	(463)	261	(857)	352
	(440)	557	(1,496)	577
Loss before income taxes	(1,178)	(3,036)	(2,964)	(8,347)

Income tax expense	169	(63)	523	318
Net loss	$(1,347)	$(2,973)	$(3,487)	$(8,665)

Loss per common share:
Basic	$(0.12)	$(0.30)	$(0.33)	$(0.87)
Diluted	$(0.12)	$(0.30)	$(0.33)	$(0.87)

Weighted average common shares used in computing loss per common share	10,826	9,965	10,666	9,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash flow from operating activities:
Net loss	$(3,487)	$(8,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,809	3,598
Gain on the disposition of affiliated entity	(756)	—
Disposition of assets	54	(93)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	3,359	3,421
Decrease in prepaid expenses and other assets	1,061	676
Increase in deferred revenues	207	(656)
Decrease in accounts payable and other liabilities	(3,432)	(4,625)
Net cash used in operating activities	(1,185)	(6,344)

Cash flow from investing activities:
Capital expenditures, net	(152)	(259)
Proceeds from the sale of investee	830	—
Net cash provided by (used in) investing activities	678	(259)

Cash flow from financing activities:
Proceeds from exercise of stock options and warrants, net of taxes	33	—
Proceeds from the issuance of Series A Preferred Stock, net of issuance costs	—	8,710
Net increase in short-term debt and line of credit	1,030	—
Net repayments on lines of credit	—	1,641
Principal borrowings of debt	342	(42)
Net cash provided by financing activities	1,405	10,309

Effect of foreign currency exchange rate changes on cash and cash equivalents	(954)	100
Net increase in cash and cash equivalents	(56)	3,806

Cash and cash equivalents at the beginning of the period	3,720	2,593
Cash and cash equivalents at the end of the period	$3,664	$6,399

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$270	$221
Cash paid during the period for income taxes	$496	$618

The accompanying notes are an integral part of these condensed consolidated financial statements.

See the accompanying notes for additional information on non-cash investing and financing activities.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2005
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

Customers use the Company’s software and services in such key areas as (i) developing and launching new products, (ii) IT management and governance, (iii) maintaining nuclear power stations, (iv) helping governmental agencies promote business efficiency through better alignment and allocation of resources and (v) managing defense programs such as the Joint Strike Fighter program for the US government.  The Company has an international distribution network in over 44 countries.

As of September 30, 2005, approximately 74% (or 54%, assuming conversion of all preferred shares) of the Company’s outstanding common stock was owned by Proha Plc (“Proha”), a Finnish Company.

Artemis’ common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI”.

Note 2.  Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2004, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the nine month periods ended September 30, 2005 and 2004 and the related footnote information have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2004 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant inter-company transactions have been eliminated.  Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over (either individually or in concert with its parent, Proha), are accounted for using the equity method.  Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at September 30, 2005 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004.  The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2004 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  At September 30, 2005, the Company’s current liabilities exceeded current assets by approximately $5.3 million. The Company has taken a number of actions to improve its financial strength and cash availability including but not limited to restructuring actions taken in 2004. On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 10). Proceeds from the financing were used for (i) working capital, (ii) the repayment of debt and (iii) to strengthen the Company’s financial position. During the third quarter of 2005, the Company entered into a loan agreement with a financial institution in Japan for approximately $2.1 million (see Note 9).

Prior to the private placement, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003, which was amended on July 30, 2004 (see Note 9) to increase the Company’s financial flexibility.  Approximately $3.9 million were outstanding under this facility as of September 30, 2005. The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan, France and Italy.

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

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	Three Months Ended		Nine Months Ended
	Septembr 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net loss as reported	$(1,347)	$(2,973)	$(3,487)	$(8,665)
Less: Total stock-based employee compensation expense determined under Black-Scholes option pricing model	(97)	(693)	(275)	(992)
Pro forma net loss	$(1,444)	$(3,666)	$(3,762)	$(9,657)

Basic and diluted loss per common share
As reported	$(0.12)	$(0.30)	$(0.33)	$(0.87)
Pro forma	$(0.13)	$(0.37)	$(0.35)	$(0.97)

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
	(Unaudited)
Numerator:
Net loss	$(1,347)	$(2,973)	$(3,487)	$(8,665)

Denominator:
Weighted average outstanding shares of common stock	10,826	9,965	10,666	9,965

Basic and diluted loss per common share	$(0.12)	$(0.30)	$(0.33)	$(0.87)

Note 6. Comprehensive Loss

Comprehensive loss consists of net loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net loss.  The calculation of comprehensive loss for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Net loss	$(1,347)	$(2,973)	$(3,487)	$(8,665)
Translation income (loss)	(323)	346	(956)	100
Comprehensive loss	$(1,670)	$(2,627)	$(4,443)	$(8,565)

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

Three Months Ended September 30, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$349	$1,029	$297	$23	$1,698
Support	1,261	2,507	441	88	4,297
Services	481	2,694	839	66	4,080
Total revenue	2,091	6,230	1,577	177	10,075

Cost of revenue:
Software	1	69	74	—	144
Support	299	799	53	15	1,166
Services	367	2,487	439	98	3,391
Total cost of revenue	667	3,355	566	113	4,701
Gross margin	1,424	2,875	1,011	64	5,374

Operating income (loss)	$(1,256)	$(583)	$377	$(156)	$(1,618)

Three Months Ended September 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$682	$1,375	$168	$163	$2,388
Support	1,231	2,578	416	74	4,299
Services	651	2,929	589	153	4,322
Total revenue	2,564	6,882	1,173	390	11,009

Cost of revenue:
Software	20	(2)	33	2	53
Support	396	912	145	28	1,481
Services	541	2,868	326	79	3,814
Total cost of revenue	957	3,778	504	109	5,348
Gross margin	1,607	3,104	669	281	5,661

Operating income (loss)	$(1,781)	$(995)	$238	$59	$(2,479)

Nine months Ended September 30, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,251	$4,853	$1,244	$471	$7,819
Support	3,752	7,711	1,395	246	13,104
Services	1,498	9,924	1,831	240	13,493
Total revenue	6,501	22,488	4,470	957	34,416

Cost of revenue:
Software	2	186	115	2	305
Support	976	2,457	223	58	3,714
Services	1,309	8,525	1,046	263	11,143
Total cost of revenue	2,287	11,168	1,384	323	15,162
Gross margin	4,214	11,320	3,086	634	19,254

Operating income (loss)	$(4,930)	$(664)	$1,218	$(84)	$(4,460)

Nine months Ended September 30, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,816	$5,422	$800	$475	$8,513
Support	3,703	7,568	1,325	220	12,816
Services	2,841	11,843	1,595	448	16,727
Total revenue	8,360	24,833	3,720	1,143	38,056

Cost of revenue:
Software	37	39	68	2	146
Support	1,208	2,614	426	94	4,342
Services	2,301	9,793	1,018	250	13,362
Total cost of revenue	3,546	12,446	1,512	346	17,850
Gross margin	4,814	12,387	2,208	797	20,206

Operating income (loss)	$(6,958)	$(1,540)	$687	$41	$(7,770)

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

Note 9. Debt

On August 14, 2003, the Company entered into an agreement with Laurus and received a $5.0 million revolving credit facility (the “Laurus Facility”) in the form of a three-year convertible note (the “Secured Convertible Note”) secured by an interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights. Borrowings under the Laurus Facility were based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. The Laurus Facility was to automatically renews every three years unless cancelled by the Company or Laurus.

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

During the first half of 2005 Laurus converted a total of $635,000 of the outstanding $1.5 million Minimum Borrowing Note in exchange for 385,978 shares of the Company’s common stock, leaving $865,000 outstanding under the Minimum Borrowing Note as of September 30, 2005 which was classified under “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet.

On March 31, 2005, the Company and Laurus executed a Waiver Letter and Amendment (the “Letter Agreement”).  Pursuant to the terms of the Letter Agreement, the Company received $2,850,000, net of fees of $150,000, on March 31, 2005 in the form of a revolving credit advance (the “Advance”) under the existing $5.0 million facility with Laurus.  The Advance bears interest of one percent (1.00%) per month and becomes due on January 1, 2006.  At September 30, 2005, the Advance of $3,000,000 was classified under “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet. The parties further agreed that the conversion price with respect to the next Minimum Borrowing Note (as defined in Amendment No. 1 to the Security Agreement, dated July 30, 2004) as may be issued after March 31, 2005 shall be equal to the lesser of (i) $2.92 per share or (ii) 105% of the volume weighted average closing price for the Company’s common stock on the principal market, or on any securities exchange or other securities market on which the common stock is then listed or quoted, for the five trading days immediately prior to the $1,500,000 aggregation of such new Minimum Borrowing Note.

On March 1, 2004, the Company’s wholly-owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million (or 2.5 million Euro).  The loan amount has been fully repaid in three installments through April 1, 2005 (See Note 11).

On August 12, 2005, the Company’s wholly-owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen). The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008.   The proceeds from the loan were used to acquire certain intellectual property rights from the Company’s wholly-owned subsidiary in the UK. At September 30, 2005, $1,947,000 was outstanding of which $690,000 was classified under “Current portion of long-term debt” and $1,257,000 was classified under “Long-tern debt, less current portion” in the accompanying condensed consolidated balance sheet.

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

The Company filed a registration statement on Form S-1 with the SEC to register the common stock, which was or may be issued as described above.  The SEC declared such registration statement effective on October 29, 2004. The Company filed a post-effective amendment to this registration statement on August 9, 2005.

Note 11.  Other Related Party Transactions

At September 30, 2005 and 2004, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 10) owns approximately 54% of the Company’s outstanding common stock.  At September 30, 2005 and 2004, the Company had other payables to Proha of $0.2 million and $0.2 million, respectively. Such amount is recorded under the caption “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet at September 30, 2005.

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

There are several other related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge approximated $302,000 and  $284,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), has been providing certain application hosting and other services to Artemis Finland and its customers in the amount of approximately $116,000 for the nine months ended September 30, 2004. No such service has been provided during the nine months ended September 30, 2005.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $130,000 and  $121,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services approximated $89,000 and $130,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $25,000 and $19,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Artemis Finland has provided certain software development services and software sales to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19%). Artemis Finland has charged ProCountor approximately $0 and $1,000 for such services for the nine months ended September 30, 2005 and 2004, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $3,000 and $26,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha (51%). Artemis Finland has charged Futura for accounting services of approximately $0 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and 2004, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

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

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”).  Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.  As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

Note 12. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation with an annual maximum of $14,000 for calendar 2005. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $62,000 and $26,000 during the nine months ended September 30, 2005 and 2004, respectively.

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

Net defined benefit pension cost included the following components:

	Year ending December 31,
	Projected
	2005	2004
Service cost (benefits earned during the period)	$299	$261
Interest cost on projected benefit obligation	585	517
Expected return on plan assets	(523)	(474)
Amortization of unrecognized actuarial net loss	106	141
	$467	$445

Note 13.  Restructuring Costs

In response to a decline in the Company’s key operating metrics, such as total revenue, operating margin and revenue per employee the Company initiated a restructuring of its operations and associated workforce reduction in early 2004 (collectively, the “2004 Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company’s total restructuring charge incurred during the nine months ended September 30, 2004 related to this Restructuring was approximately $2.0 million.

As part of the 2004 Restructuring, the Company reduced its workforce by a total of 58 employees, from 396 to 338 (which includes scheduled terminations and voluntary resignations) or approximately 15% of its workforce.  The Restructuring Charge has affected corporate positions and certain operational positions in the Americas, EMEA and the Asia/Japan segments in the approximate amounts of $0.8 million, $0.9 million and $0.4 million, respectively.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  The restructuring charge recorded in the third quarter of 2004, resulted from the Company’s decision to shut down one of its offices in Germany and to move its German headquarters to Munich. The resulting annual costs savings are expected to exceed $0.9 million.

The Company has not initiated any restructuring actions during the nine months ended September 30, 2005.

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

The initial term of the software license ends November 30, 2007, and is renewable for one additional three-year term. The Company has agreed on certain minimum royalty payments to secure worldwide exclusivity. Also as part of the transaction, the Company agreed to pay AMS $0.5 million to secure the option to purchase the AMS Software. This option fee was paid by the Company to AMS in April 2005 and is non-recoverable. The option fee was capitalized and recorded under the caption “Investment in affiliates and other assets” in the accompanying condensed consolidated balance sheet at September 30, 2005 and is being amortized over the option term through November 30, 2006.  The purchase price for the AMS Software is $2.5 million and is payable in two annual installments, should the Company elect to exercise such option.

Further, the Company has agreed to fund the additional development work with $0.5 million to be paid in five installments. The Company made two payments of $0.1 million in December 2004 and October 2005. The additional development work is being capitalized in accordance with SFAS No. 86 “Accounting for the Cost of Computer Software.”

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

More than 400 companies representing over 630,000 users in 44 different countries have licensed Artemis solutions in a broad range of industries, including: Chicago Mercantile Exchange, Cummins, Denso Corporation, Exelon Energy, AMI Semiconductor, Nokia, France Telecom, Lockheed Martin, Telecom Italia, Toshiba, MoneyGram, Northrop Grumman, Siemens, and USAA.

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

•                                          Valuation of long-lived assets;

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

Valuation of long-lived assets

In accordance with SFAS No. 144, we assess long-lived assets for recoverability whenever events or changes in circumstances indicate that their carrying value may not be recoverable through the estimated undiscounted future cash flows resulting from the use of the assets. If we determine that the carrying value of any such assets may not be recoverable, we measure impairment by using the projected discounted cash-flow method in accordance with SFAS No. 144.

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

Results of Operations

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION.

Consolidated Financial Highlights

(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
		Percent		Percent		Percent		Percent
		of Total		of Total		of Total		of Total
	2005	Revenues	2004	Revenues	2005	Revenues	2004	Revenues
	(in millions)
Statement of Operations Data:

Revenue:
Software	$1.7	17%	$2.4	22%	$7.8	23%	$8.5	22%
Support	4.3	43%	4.3	39%	13.1	38%	12.8	34%
Services	4.1	40%	4.3	39%	13.5	39%	16.7	44%
	10.1	100%	11.0	100%	34.4	100%	38.1	100%
Cost of revenue:
Software	0.1	1%	0.1	1%	0.3	1%	0.1	0%
Support	1.2	12%	1.4	13%	3.7	11%	4.3	11%
Services	3.4	34%	3.8	35%	11.2	33%	13.4	35%
	4.8	47%	5.2	48%	15.2	44%	17.9	47%
Gross margin	5.3	53%	5.8	52%	19.2	56%	20.2	53%

Operating expenses:
Selling and marketing	3.4	33%	3.0	27%	11.2	34%	10.6	28%
Research and development	1.9	19%	1.7	15%	5.8	17%	5.8	15%
General and administrative	1.5	15%	1.8	16%	5.3	15%	6.5	17%
Amortization expense	0.2	2%	1.0	9%	1.5	4%	3.1	8%
Restructuring charge	—	0%	0.7	6%	—	0%	2.1	5%
	7.0	69%	8.1	74%	23.7	69%	28.0	74%
Operating loss	(1.6)	-16%	(2.4)	-22%	(4.5)	-13%	(7.8)	-20%

Loss before income taxes	(1.2)	-12%	(2.9)	-27%	(3.0)	-9%	(8.3)	-22%

Income tax expense	0.2	2%	(0.1)	-2%	0.5	2%	0.3	1%

Net loss	$(1.4)	-14%	$(2.9)	-26%	$(3.5)	-10%	$(8.7)	-23%

Three and nine months ended September 30, 2005 and 2004

Revenue

Software Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$349	$682	$(333)	-49%	$1,251	$1,816	$(565)	-31%
EMEA	1,029	1,375	(346)	-25%	4,853	5,422	(569)	-10%
Japan	297	168	129	77%	1,244	800	444	56%
Asia	23	163	(140)	-86%	471	475	(4)	-1%
	$1,698	$2,388	$(690)	-29%	$7,819	$8,513	$(694)	-8%

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue overall decreased compared to the third quarter and nine months ended September 30, 2005. While the Company’s strategic product platform, Artemis 7, grew by 10% and 65%, respectively, for the quarter and nine months ended September 30, 2005, decreases in sales of the Company’s other products more than offset such growth. From a geographical perspective, decreases in software revenue in Finland, the US, Germany, Asia and France were only partially offset by increases in the UK, Italy and Japan.

Support Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$1,261	$1,231	$30	2%	$3,752	$3,703	$49	1%
EMEA	2,507	2,578	(71)	-3%	7,711	7,568	143	2%
Japan	441	416	25	6%	1,395	1,325	70	5%
Asia	88	74	14	19%	246	220	26	12%
	$4,297	$4,299	$(2)	0%	$13,104	$12,816	$288	2%

Support revenue consists of fees for providing software updates and technical support for our software products.  Support revenue for the third quarter of 2005 remained at comparable levels to the third quarter of 2004 and increased by 2% or $0.3 million for the nine months ended September 30, 2005. Increases in support revenue resulting from new software sales were offset by expected attrition within the existing customer base.

Services Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$481	$651	$(170)	-26%	$1,498	$2,841	$(1,343)	-47%
EMEA	2,694	2,929	(235)	-8%	9,924	11,843	(1,919)	-16%
Japan	839	589	250	42%	1,831	1,595	236	15%
Asia	66	153	(87)	-57%	240	448	(208)	-46%
	$4,080	$4,322	$(242)	-6%	$13,493	$16,727	$(3,234)	-19%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements.  For the quarter ended September 30, 2005, services revenue declined by $0.2 million or 6% compared to the same quarter in 2004 with declines in the US and EMEA being partially offset by an increase in services revenue in Japan. The overall decrease in services revenue for the third quarter of 2005 is primarily a result of the lower level of software revenue and shorter implementation cycles for the Artemis 7 based solutions that represents over 50% of total software revenue for the third quarter of 2005. The level of services revenue during the nine months ended September 30, 2005 compared to the same period in 2004 was also impacted by a reduction in non-implementation services, particularly in the US.

Cost of Revenue

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	$	%	2005	2004	$	%

Americas	$667	$957	$(290)	-30%	$2,287	$3,546	$(1,259)	-36%
EMEA	3,355	3,778	(423)	-11%	11,168	12,446	(1,278)	-10%
Japan	566	504	62	12%	1,384	1,512	(128)	-8%
Asia	113	109	4	4%	323	346	(23)	-7%
	$4,701	$5,348	$(647)	-12%	$15,162	$17,850	$(2,688)	-15%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services.  The decrease in cost of revenue in the Americas and EMEA was primarily due to a reduction in headcount taken in 2004 and 2005 as a result of the expected lower level of services revenue.  Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues.

Gross Profit

Total gross profit for the third quarter of 2005 decreased by $0.3 million compared to the third quarter of 2004, resulting from the decrease in software revenue, which was partially offset by margin increases in support and services revenue. Total gross profit for the nine months ended September 30, 2005 was $19.3 million, a decrease of $.9 million or 4%, from $20.2 million for the same period in 2004. The year-to-date performance was additionally impacted by a decline services revenue, particularly during the first quarter of 2005, where services revenue in the US decreased by 58% due in part to a reduction in services provided to two of the Company’s largest customers.

Gross profit margin for the three and nine months ended September 30, 2005 increased to 53% and 56%, respectively, compared to 51% and 53%, respectively, during the same periods in 2004, reflecting the aforementioned cost of revenue efficiencies.

Operating Expenses

Selling and Marketing expenses

Selling and marketing expenses consist primarily of personnel related costs for our direct sales force and marketing staff and cost for marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses increased to $3.4 million during the three months ended September 30, 2005, from $3.0 million during the same period of 2004. For the nine months ended September 30, 2005, selling and marketing expenses increased to $11.2 million compared to $10.6 million for the same period in 2004. Sales and marketing efforts have been focused on further promoting our industry –specific solutions.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products.  Research and development expenses increased by $0.2 million or 11% to $1.9 million for the third quarter of 2005 compared to $1.7 million for the same quarter in 2004 and remained flat for the nine months ended September 30, 2005 compared to the same period in 2004. Decreases in research and development expense resulting from the reduction in headcount in our Newport Beach development center in late 2004 were more than offset by the addition of resources to our outsourced development team and related transition costs.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems.  General and administrative expenses decreased by $0.3 million or 15% to $1.5 million for the third quarter of 2005, from $1.8 million in the same quarter of 2004. For the nine months ended September 30, 2005, general and administrative expenses decreased by $1.2 million or 19%, to $5.3 million, compared to $6.5 million for the same period in 2004. The decrease is primarily a result of the restructuring actions taken during 2004 as well as additional efforts to reduce discretionary spending.

Amortization expense

Amortization expense represents the financial statement effect of amortizing certain intangible assets. The Company recorded amortization expense of $0.2 million and $1.0 million for the quarters ended September 30, 2005 and 2004, respectively, and $1.5 million and $3.1 million for the nine months ended September 30, 2005 and 2004. The decrease in amortization expense during the third quarter of 2005 compared to the same quarter in 2004 is a result of the intangible asset related to certain technology being fully impaired during the quarter ended December 31, 2004 and the intangible asset related to a certain customer base being fully amortized in July 2005.

Restructuring expense

The Company’s restructuring charges for the nine months ended September 30, 2004, are comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS No. 146. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

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

The Company has not initiated any restructuring actions during the nine months ended September 30, 2005.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), and (v) other (income) expense.  During the three months ended September 30, 2005, the Company incurred interest expense in the amount of $0.2 million, approximately the same quarter in 2004, resulting from a loan initiation fee and the interest rate related to an advance under the existing $5.0 million revolving credit facility with Laurus. Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates.  During the quarter ended March 31, 2005, the Company recognized a pretax gain of $0.8 million as a result of the disposition of an affiliated entity.

Changes in foreign currency exchange rates

The effect of changes in foreign currency exchange rates for the quarter ended September 30, 2005 compared to the prior-year quarter resulted in an decrease in revenues of approximately $0.2 million and a decrease in operating loss of less than $0.1 million. The effect of changes in foreign currency exchange rates for the nine months ended September 30, 2005 compared to the same period in 2004 resulted in an increase in revenues of approximately $0.4 million and a decrease in operating loss of less than $0.1 million.

Liquidity and Capital Resources

At September 30, 2005, we had cash of $3.7 million, the same level as at December 31, 2004.

Our operating activities provided approximately $0.1 million in cash during the nine months ended September 30, 2005.  Operating cash flow was positively impacted by (i) a decrease in trade accounts receivable of $3.4 million, (ii) an increase in deferred revenues of $0.2 million, (iii) non-cash expenses of $1.8 million in depreciation and amortization related to our fixed assets and identifiable intangible assets, and (iv) a decrease in prepaid expenses and other assets of $1.1 million. The effects of these items on cash were more than offset by factors such as (v) a decrease in accounts payable and other liabilities of $3.4 million, (vi) the gain on the disposition of an affiliated entity of $0.8 million, and  (vii) the net loss of $3.5 million reported for the nine months ended September 30, 2005. Our investing activities provided $0.7 million during the nine months ended September 30, 2005, related to the settlement with Compuware Corporation pertaining to an investment held by the Company. We increased our borrowings by $1.4 million in financing activities during the nine months ended September 30, 2005.

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

Related Party Transactions

At September 30, 2005 and 2004, the Company had no receivables due from Proha, which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 10) owns approximately 54% of the Company’s outstanding common stock.  At September 30, 2005 and 2004, the Company had other payables to Proha of $0.3 million and $0.2 million, respectively. Such amount is recorded under the caption “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet at September 30, 2005.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million (or 2.5 million Euro). The loan was originally due on March 1, 2006 and accrued interest at 0.5 percentage points above the 3-month Euribor rate per annum, payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution.  On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of its $3.1 million collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005).  The first two installments were paid on the respective due dates and the final installment of approximately $0.8 million was made on April 1, 2005.

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

There are several other related party agreements in place between Artemis Finland and Proha or its subsidiaries and investees as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other business costs. The Office Allocation Charge approximated $302,000 and  $284,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), has been providing certain application hosting and other services to Artemis Finland and its customers in the amount of approximately $116,000 for the nine months ended September 30, 2004. No such service has been provided during the nine months ended September 30, 2005.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $130,000 and  $121,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”).  These Testing Services approximated $89,000 and $130,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $25,000 and $19,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Artemis Finland has provided certain software development services and software sales to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19%). Artemis Finland has charged ProCountor approximately $0 and $1,000 for such services for the nine months ended September 30, 2005 and 2004, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $3,000 and $26,000 for the nine months ended September 30, 2005 and 2004, respectively.

•                  Artemis Finland cooperated with Futura One Oy (“Futura”), a company majority owned by Proha (51%). Artemis Finland has charged Futura for accounting services of approximately $0 and $4,000 for the nine months ended September 30, 2005 and 2004, respectively.

At September 30, 2005 and 2004, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method.  The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

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

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”).  Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company.  As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2005.

Item 3.           Qualitative and Quantitative Disclosure About Market Risk

At September 30, 2005, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

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

Item 4.           Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). The CEO and CFO concluded based upon that evaluation that, as of September 30, 2005, they were effectively and timely informed by our disclosure controls and procedures of the material information relating to us (or our consolidated subsidiaries) as would be required to be included in our periodic filings with the SEC. Further, our CEO and the CFO concluded based on their most recent evaluation as of the Evaluation Date that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial data, and our officers have identified no material weaknesses in internal controls.

There were no changes made in our internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Artemis International Solutions Corporation

Date:	November 14, 2005	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	November 14, 2005	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer