Form 10-K
period 2005-12-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2006-03-31
CIK 1099674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as those terms are defined in Rule 12b-2 of the Exchange Act), or a non-accelerated filer.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the Registrant’s outstanding common stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $3.4 million.  There were 10,877,087 shares of common stock outstanding as of March 17, 2006.

ARTEMIS INTERNATIONAL SOLUTIONS CORP.

Annual Report on Form 10-K

For the Year Ended December 31, 2005

TABLE OF CONTENTS

Part I

Item 1.	Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity, and Related Stockholder Matters

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Part III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

Part IV

Item 15.	Exhibits and Financial Statement Schedules

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

We provide a comprehensive set of Investment Planning and Controlsolutions designed to help organizations execute their strategies through effective project portfolio management. These solutions combine our flagship product Artemis 7 with verticalized solutions and oriented consulting services to address the needs of both private and public sector organizations in the areas of:

•                  New Product Development (NPD) and launch

•                  Information Technology (“IT”) Management and Governance

•                  Strategic Asset Optimization

•                  Aerospace and Defense Program Management

•                  Public Investment Management

Our Investment Planning and Control solutions cover the full investment lifecycle, from selection and prioritization based on strategy and operational goals, to reiterative budgeting and resource allocation, to project execution and performance measurement, including value and benefit assessment. Our customers rely on us to provide them with a solution to better manage their IT investments, develop and launch new products such as pharmaceuticals and high techs, promote business efficiency through better alignment and allocation of funds in governmental agencies, optimize investments in assets like nuclear power stations, and manage defense programs.

The solutions are deployed in a phased approach using SM², the Artemis Solution Management MethodologyTM, designed to accelerate return on investment (“ROI”) and minimize implementation risks.

More than 440 companies representing 645,000 users in 44 different countries have licensed Artemis solutions in a broad range of industries, including: AMI Semiconductor, Chicago Mercantile Exchange, Denso, Exelon Energy, Lockheed Martin, MoneyGram, Nokia, Telecom Italia, Toshiba, and USAA.

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

Across all industry sectors, the past two years have confirmed the urgent need to improve the processes for selecting, budgeting, prioritizing and executing investments in order to optimize corporate resources, improve business performance and ensure visibility throughout the process.

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

•                  Within R&D organizations, according to AMR Research and Aberdeen Group, Product Portfolio Management is one of the most strategic investments companies can make in improving Product Life cycle Management, as it can help them to focus their resources on the products that will provide the highest value. The resulting PPM application market is estimated at $300 million growing at 13% a year. The increasing focus of companies on improving profit growth through better innovation management offers an additional confirmation of the dynamics of this market segment.

•                  Within IT organizations, according to Gartner Group, the two top priorities of CIOs - “linking business and IT strategies and plans” and “delivering projects that enable business growth” - will continue to fuel the demand for IT Portfolio Management applications, pushing the market to increase over 5% per year until 2009. Other leading analyst firms report similar trends, confirmed by our own customers.

Most organizations have been trying to solve the above issues using in-house tools, desktop software and point solutions, without being able to leverage the benefits associated with a comprehensive and dynamic view of the investment portfolio through its full life cycle, and involving all stakeholders throughout the organization.

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

Our solutions are designed to deliver value throughout the full investment life-cycle to all stake-holders: R&D managers, Chief Information Officer, Chief Financial Officers, line of business managers, project and resources managers, knowledge workers, customers and partners. Unlike other systems, our solutions are completely integrated to offer a real connection between the different processes including demand management, portfolio and budgeting management, project and resource management, benefit measurement and delivery control.

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

Our plan includes the following key components:

•                  Shift more of our efforts toward the New Product Development market to leverage the recent focus of R&D organizations on increasing their investments in innovation and on getting more return from their R&D dollars

•                  Continue to show leadership in functionality not only in IT Management, but in other investment intensive businesses areas such strategic asset management

•                  Increase the leverage created by our extensive international presence to improve our sales in growing and emerging regions

•                  Add more strategic partnerships to increase our access to the market and the value delivered to customers

•                  Cultivate customer intimacy to enhance implementation service quality and build more industry best practices into our solutions

Products

Artemis 7, the software product underlying our Investment Planning and Control solutions, was first introduced in December 2001 under the name Portfolio Director. Version 6.1 was released in July 2005, extending the capabilities of the previous version by adding:

•                  Workflow driven idea and request management

•                  Advanced Planning and Scheduling as an alternative to Microsoft Project usage

•                  Improved time reporting features

•                  Support of IBM DB2 Universal Database

We expect to release Artemis 7, version 6.2 in June/July 2006, with content particularly focused on improvement requests from our large existing customer base. The objective is to increase user satisfaction and allow customers to expand their implementations beyond their existing scope.

In Q3 2006, we also expect to launch version 7 of Artemis 7, a major release clearly focused on satisfying specific requirements of the New Product Development and R&D target market in the areas of:

•      Ideation Management

•      Product Portfolio Management analysis

•      Phase-Gate process management, a methodology widely used in R&D organizations

•      Master Plan Management

Artemis 7 incorporates a fully integrated set of top-down and bottom-up collaborative processes:

Investment Portfolio Management

•                  Collect demands and ideas

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

•                  Financial management of multi-year investments

•                  Dynamic linkage of budgets to strategy

•                  Manage fund requests, arbitration and allocation process

•                  Maintain visibility of budgeting and resource allocation decisions

•                  Manage full cost of investments

Execution Management

•                  Manage projects and work

•                  Allocate and optimize resources

•                  Manage deliverables

•                  Track time

•                  Manage risk and issues

•                  Assess results

This integrated set of processes is supported by horizontal capabilities:

Dashboards & Analytics

Artemis 7 provides a comprehensive set of standard dashboards and unlimited analytical capabilities on investment portfolio management, budget and cost control, benefit measurements, resource usage and project management.

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

Multi-Platform

Built in J2EE (the most established Java programming language), Artemis 7 supports the majority of popular platforms and environments, allowing organizations to leverage their existing investment in deployed technologies.

Security

Role based access security ensures that authorized users are presented with an intuitive, easy to navigate interface that provides only the information appropriate to their role.

Internationalization

Designed for global deployment using multiple currencies, Artemis 7 provides multi-language support including DBCS (Double Byte Character Set) and is available today in English, French, German, Spanish, Italian, Russian, Dutch, Japanese, Chinese and Korean.

Integration

Artemis 7 is a fully extensible solution, allowing integration with existing systems and the capacity to extend standard system functionality. Custom Plug-ins enable event driven extensions, while our API provides for more complex integrations and extensions. In addition, the application provides a complete XML schematic to aid custom data transfer.

Expansion and Strategic Alliances

From a sales perspective, we will seek to continue to consolidate our leadership throughout Europe and Japan, while increasing sales in North America. We established a program for growth in the Japanese market and will selectively extend our presence in emerging markets such as China and Australia. To support our growth within specific industry market segments, we have established strategic alliances with a number of specialized consulting companies and system integrators. These include Atos Origin, BearingPoint, IBM Global Services, Unilog, Fujitsu Consulting, DMR Conseil (Quebec). Our technology-focused alliances include companies such as IBM Corporation, Oracle Corporation, Microsoft Corporation, Cognos, BEA Systems, and Sun Microsystems.

Selling and Marketing

We market our solutions through our own direct sales organizations in the United States, the United Kingdom, France, Finland, Germany, Italy, Japan and Singapore. Additionally, our joint venture and distributor network provides sales and service capabilities in other European countries, Australia, Asia Pacific and Latin America.

We also support our growth within specific markets through consulting partnerships that enhance our total offering by providing an integrated solution deployment and systems integration capability.

Our overall marketing strategy is to continue to position our Investment Planning and Control offering as the leading solution in the market. An IP&C solution that provides a management framework for the optimization of the complete set of investments of a given organization during their full lifecycle, from value assessment to benefit realization.

Customers

We provide mission-critical software solutions to hundreds of organizations worldwide. The below list demonstrates the diverse geographical and industry coverage we have recently established with our solutions.

Financial Services:  AIG Insurance, Allianz-AGF, AXA Life Insurance, Banco Espirito Santo, Banque La Poste, BNP Paribas, Chicago Mercantile Exchange, Crédit Agricole, Calyon, Generali Insurance, Moneygram, Promina Group Insurance, USAA.

High-Tech & Manufacturing: AMI Semiconductor, Arcelor, Cummins, Denso Corporation, Hitachi, Jatco, LG, McData Corporation, Ogihara, Philips Medical Systems, Renault, Sara lee, Trigem Computers.

Lifescience:  Actelion Pharmaceutical, Celesio, Kirin, Gambro, Lundbeck, Maruho , Pfizer, Tanabe, Unomedical.

Government: Bordeaux District Council, Brisbaine City Council, City of Munich, French UNEDIC, Office of UK Deputy Prime Minister, Singapore Immigration & Checkpoint Authority, Italian Ministry of Economy & Finance, UK Metropolitan Police, UK Regional Development Agencies.

Telecommunications: China Telecom Shanghai, France Telecom, Indonesia PT Telecom, Nokia Corporation, Telecom Italia, Telefonica Moviles, Telenor, T-Systems, Vodafone, Wind Spa.

Energy: CEA, Ergon Energy, Exelon Nuclear, Exelon Energy Delivery, Gazprom, GE Oil & Gas, Osaka Gas.

Aerospace & Defense Program: Alcatel Space, BAE Systems, Bath Iron Works, Liebherr Aerospace, Lockheed Martin Space Systems, Raytheon, Thales, Turbomeca

To date, more than 440 companies representing 645,000 users have licensed our software solutions.

Intellectual Property

Patents do not protect our proprietary products. However, to protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer it to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these efforts, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. If, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, and/or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition. As a result, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws as described above.

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

Competition comes mainly from pure project portfolio software vendors, IT Management suites and some Enterprise Resource Planning (“ERP”) modules that can initially appear attractive to customers who have implemented the ERP software for other business processes.

Competition varies according to the different markets we address with our solutions:

•                  IT Management and Governance with vendors such as Computer Associates, Mercury Interactive and Compuware

•                  New Product Development with vendors such as Agile, Sopheon, SAP and MatrixOne

•                  Aerospace and Defense Program management with vendors such as Primavera, Welcom, Microsoft, SAP and Oracle

We expect to continue to compete very favorably on a global basis due to our solution capabilities and inbuilt intelligence, together with our ability to leverage our international presence and local market intimacy.

Research and Development

We incurred research and development expenses of approximately $7.9 million, $7.7 million and $8.2 million, respectively, for the years ended December 31, 2005, 2004 and 2003. Research and development expenses consist primarily of salaries and related costs associated with the development of our products.

In early 2004, we changed the leadership of our product development organization and consolidated our Product Management, Development and Tier II Support functions under a single structure, Product Operations. In late 2005 we reinforced the responsibilities of our Strategic Marketing organization to better align our product strategy with the Company’s strategic objectives.

In late 2004, there was recognition that the project management technology from Views was not a good fit for Artemis 7. During our investigation of alternatives, a best-of-breed technology became available on the market, thereby significantly reducing our time to market for similar cost. This had the immediate benefit of allowing us to deliver a major new functional module wholly developed by this offshore team in June/July 2005.

In 2005, additional steps were taken to begin the complete transition of the Views Development, Quality Assurance and Tier II Support function to our outsourcing partner’s facility in India. Hiring and training of development staff at the outsourcing partner’s facility dedicated to Artemis started during the second quarter of 2005. The transition is expected to be completed by the end of 2006.

In addition, Artemis 7 Quality Assurance and Tier II functions are being further augmented starting early 2006, using the outsourcing partner, with further augmentation anticipated later in the year.

We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect that our overall capacity in research and development in 2006 will increase while the overall cost will decrease, resulting from the reorganizing activities described above. This restructuring exercise allowed Artemis to increase its core development capacity in 2005 while retaining some of the cost savings from the actions described above.

Our plan is to increase our R&D output to strengthen our leadership in the geographical markets and/or industries we are targeting. Major new releases will increase our ability to support additional business processes and user types in key market segments, increasing our footprint in the customer’s organizations.

R&D efforts are performed in our facilities in the US and the UK, with significant additional capacity from our partner company based in India.

In fiscal 2005, our R&D efforts focused primarily on our Artemis 7 based solutions and to a lesser extent on Artemis Views.

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

We offer a worldwide support network and complementary systems that ensure timely and quality responses to client requests. From all our offices worldwide, we provide telephone and Web-based support as well as guidance on how to best use our solutions, and to resolve issues encountered during installation, deployment, and day-to-day usage of our products.

Employees

As of December 31, 2005, Artemis directly employed approximately 295 persons on a worldwide basis: 58 in the United States of America, 190 in Europe, 32 in Japan, and 15 in Asia. Our employees are not represented by labor unions or collective bargaining agreements, except as may be required by the laws of certain foreign jurisdictions. We have not experienced any work stoppages anywhere, and consider our relations with our employees worldwide to be good.

Financial Information about Geographic Areas

Our revenue is segmented by geographic region and is based upon management responsibility for such operations.  The following table presents information about the Company’s revenue (net of eliminations) by geographic area for each of the three years in the period ended December 31, 2005.

	For the years ended
	December 31,
	2005	2004	2003
		(in thousands)
Americas	$9,250	$12,039	$15,642
EMEA (1)	30,823	33,744	34,423
Japan	6,109	5,196	6,073
Asia	1,183	1,466	1,153
Total revenue	$47,365	$52,445	$57,291

(1)  Europe, Middle East and Africa

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy these materials at the SEC’s Public Reference Room at 100 F Street, NE Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other corporate information regarding our Company and other companies that file materials with the SEC electronically. Our corporate headquarters are located at 4041 MacArthur Blvd., Suite 401, Newport Beach, California, 92660. Our phone number at that address is (949) 660-6500.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully review and consider the risks listed in the “Risk Factors” section below, as well as the other information contained in this 2005 Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also adversely affect our business, financial condition and operating results. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition and operating results could be seriously harmed. As a result, the trading price of our common stock could decline, and you could lose part or all of your investment.

We have Incurred Significant Losses in the Past, and We May Continue to Incur Significant Losses in the Future. If We Continue to Incur Losses, Our Business Will Be Adversely Affected to a Material Extent.

The Company has incurred substantial recurring losses from operations since inception, and has a history of negative operating cash flow. At December 31, 2005, the Company’s current liabilities exceeded current assets by $5.6 million. In addition, the Company has an accumulated deficit of $96.7 million at December 31, 2005. The Company may not be able to achieve the level of sales or contain its costs in the long term sufficiently to generate sufficient cash flow to fund its operations.

Our Financial Condition has Raised Substantial Doubt Regarding Our Ability to Continue as a Going Concern

We have incurred substantial operating and net losses, as well as (except calendar 2002 and 2005) negative operating cash flows, since inception. As a result, the independent auditor’s report accompanying our consolidated financial statements starting with our Annual Report on Form 10-K for the year ended December 31, 2001 contains an explanation that our financial statements have been prepared assuming that we will continue as a going concern. Factors such as those described in the preceding risk factor raise substantial doubt about the Company’s ability to continue as a going concern. Management has undertaken to significantly reduce costs through a series of actions, including, but not limited to, lowering headcount, reducing operating costs and considering various financing alternatives for its operations. On June 16, 2004, we completed the Preferred Series A Financing (private placement) transaction described elsewhere herein with a group of accredited investors headed by Emancipation Capital LP. Notwithstanding either the management undertakings to reduce costs or raising funds through the private placement, we cannot assure you that management’s efforts will lead us to profitability, nor can we provide any assurance that we can continue raising funds on acceptable terms. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. As a result, our ability to continue as a going concern will depend on our ability to raise working capital and further streamline our operations and/or increase sales. Our failure in any of these efforts may materially and adversely affect our ability to continue as a going concern.

The Merger with Trilogy May Not be Consummated If Certain Closing Conditions Are Not Met

On March 10, 2006, we entered into a merger agreement with Trilogy and RCN pursuant to which RCN will merge with and into Artemis. Upon completion of the merger, Artemis would become part of Trilogy’s recently announced Versata Group, a leading provider of business rules, configuration and pricing management systems headquartered in Austin, Texas.  Upon the completion of the merger, (i) holders of our common stock will be entitled to receive $1.60 in cash for each share that they own (including shares of our restricted common stock), and (ii) holders of our preferred stock will be entitled to receive $2.20 in cash for each share that they own. Before we can consummate the merger, a number of conditions (including certain financial conditions) must be satisfied. If any of those conditions are not satisfied and we do not receive a corresponding waiver from Trilogy on those conditions, the merger may not be consummated. As a result, we would need to review other alternatives to fund the Company’s cash needs. Any such additional financing may not be available on terms favorable to us, or at all.

It is Uncertain If We Can Renegotiate the Agreement With Laurus At Favorable Terms or At All, If the Merger with Trilogy is Not Consummated

Concurrent with the execution of the merger agreement with Trilogy and RCN, we entered into an agreement with Laurus that provides a final payout relating to, and thereby closing, the Company’s current line of credit secured with Laurus.  By the earlier of the close of the proposed merger or June 16, 2006, the Company has agreed to pay Laurus the following amounts:  (i) all principal outstanding pertaining to the over-advance provided to the Company, which equals $3,000,000, plus accrued interest, (ii) all principal outstanding under the minimum borrowing note, which equals $865,000, plus accrued interest and (iii) $110,000 in exchange for the cancellation of all outstanding warrants owned by Laurus.  If the merger with Trilogy is not consummated at all or by latest June 16, 2006, we will have to renegotiate the agreement with Laurus or seek additional funding to pay the amounts owed to Laurus. We may not be able to renegotiate the agreement with Laurus at favorable terms or at all, and may not be able to obtain additional financing to repay the debt owed to Laurus.

The Current Slow Economy or Downturn in other Parts of the World and Stagnant or Reduced Information Technology Spending May Negatively Affect Demand For Our Products And Services Which Would Adversely Affect Future Revenue.

Recent worldwide economic indicators, including but not limited to gross domestic product and job growth figures in the U.S., reflect a slowdown in economic activity not only in the United States, but globally as well, including Western Europe (e.g., Germany) and Asia. Some parts of the world currently are suffering actual downturns, not just slow growth. This world wide trend is critical, given that approximately 80% of our Company’s revenue in 2005 was from non-U.S. sources. Some reports have indicated either a significant decline or merely maintaining spending at current levels by corporations in the area of information technology, which is the overall market in which we participate. Contributing to the lethargic spending activity are various conflicts throughout the world making headlines virtually every day. While we cannot specifically correlate the impact of macro-economic conditions on our sales activities, we believe that the economic conditions and international conflicts have resulted in decreased demand in our target markets, and in particular, have increased the average length of our sales cycle and decreased the size of our license transactions. To the extent that the current slow growth and/or economic downturn continues or increases in severity, we believe demand for our products and services, and therefore future revenue, will be stagnant or reduced. Even if the current global economy improves and international conflicts diminish, we cannot assure you that corporations will increase their information technology spending in our market or that we will be able to maintain or improve revenue levels.

Contributing to the uncertainies are also certain trends some analysts have identified, including but not limited to:

delays in closing software transactions have been more prevelant for small software companies such as ours;

the software industry is ripe for consolidation, either through (i) mergers and acquistions or (ii) market-share gains by major companies at the expense of smaller companies, as customers standardize on fewer vendors;

some companies are increasingly purchasing “test copies” of software, not committing to major purchases until they are certain the software works and will improve their systems;

other companies are experimenting with “open source” software (often, at no cost), and with renting software from Internet-based vendors, in order to avoid large, up-front payments;

an increased perception by some companies that large software or systems projects are merely “optional,” not “essential;”

Customers concluding that they can extract larger discounts during the last few weeks of a quarter, perceiving that software vendors are eager to meet sales quotas and hit revenue targets; and

the June, 2004 disclosure, that as a result of the antitrust trial over Oracle’s hostile bid to acquire PeopleSoft, Oracle was willing to offer an 80% discount off of list price in order to finalize a transaction, thereby making less attractive the lower discounts that are more apt to be offered by smaller software companies.

Our Quarterly Financial Results Are Subject To Significant Fluctuation, And If Our Future Results Are Below The Expectations Of Investors, The Price Of Our Common Stock Would Likely Decline.

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

the renewal or non-renewal of maintenance contracts with our customers;

the announcement or introduction of new products or services by us or our competitors;

changes in the pricing of our products and services or those of our competitors;

variability in the mix of our product and services revenue in any quarter; and

the amount and timing of operating expenses and capital expenditures relating to the business.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. In addition, we may be unable to accurately forecast our operating results because our business and the market in which we operate are changing rapidly. Such changes could adversely affect our forecasting ability, which currently relies on historical patterns showing that license revenue tends to be concentrated in the third month of each quarter due to traditional buying patters in the software industry. It is possible that, in some future periods, our revenue performance, expense levels, cash usage and/or other operating results will be below the expectations of investors and/or analysts. If this occurs, the price of our common stock might decline.

Our Sales Cycle Is Lengthy, Which Could Delay The Growth Of Our Revenues And/Or Increase Our Expenditures.

Our software and services are complex, and include some newer products and services that have only recently been released commercially. We may face significant delays in acceptance of our newer products and services. We will not be able to recognize any revenue during the period in which a potential customer evaluates whether or not to purchase these products and/or services, a period which could extend for six to nine months and beyond. The decision of a customer to use any of our products or services may be expensive, time consuming and complex and may require a customer to make a significant commitment of resources. As a result, we will have to expend valuable time and resources to educate interested persons at all levels in these organizations on the use and benefits of our products and services. Our expenditure of substantial time and resources to persuade customers to use our products and services and/or an unexpectedly long sales and implementation cycle for them will have a negative impact on the timing of our revenues.

We Currently Depend On A Small Number Of Major Customers For A Significant Amount Of Our Net Sales And Service Revenues. A Reduction In Business From Any Of These Customers, Or Failure By Any Of These Customers To Timely Pay Amounts Owed To Us, Could Adversely Affect Our Net Revenues And Could Seriously Harm Our Business And Financial Condition.

During the year ended December 31, 2005, net sales (comprised of software licensing, support and consulting services) to our largest customer, Lockheed Martin Corporation, represented approximately 5% of our total net sales. We may continue to be dependent upon this customer for a similarly significant percentage of our revenues for the foreseeable future. We cannot assure you, however, that our net sales generated from this customer will reach or exceed historical levels in any future period. A cessation or reduction of business from this customer could, in the future, harm our business and financial condition. We cannot assure you that, if sales to this customer decline we will be able to replace these sales with sales to existing or new customers in a timely manner, or at all. If we could not replace these sales, our business and financial condition would be adversely affected to a material extent. Further, should this customer fail to timely pay us amounts owed, we would suffer a substantial decline in our cash flow, which would have a material adverse affect on our business, financial condition and/or results of operations.

Integration Of Our Products With The Customer’s Existing Systems May Be Difficult, Costly And Time-Consuming, And Customers Could Become Dissatisfied If Such Integration Requires More Time, Expense Or Personnel Than Expected.

Subsequent to the initial installation of our product, our customers may decide to integrate our product with one or more of their other computer systems and software programs. Our customers may find that the integration of our products into additional computer systems and software programs, if required, may be difficult, costly and time-consuming. Customers could become dissatisfied with our products if such integration requires more time, expense or personnel than they expected. Additionally, our losses could increase if, for customer satisfaction and reputational reasons and when we are engaged in integrating our software into the customer’s additional computer systems and software programs, we do not bill our customers for all of the time and expenses we incur in connection with these integration issues, which would adversely affect our operating results.

New Customers May Not Accept Our Software And Services.

Before making any commitment to use our software and services, potential users will likely consider a wide range of issues, including service benefits, integration with legacy systems, potential capacity, functionality and reliability. Prospective users will generally need to change established project and resource management practices and operate their businesses in new ways. Because some of our products and services represent new, Internet-based approaches for most organizations, those persons responsible for the use or approval of our products and services for our customers will be addressing many new technical and project management issues for the first time. If our newer products and services are not attractive to potential customers, we will fail to generate significant new revenues from these newer products and services. In addition, if software integrators fail to adopt and support our products and services as project and resource management tools, our ability to reach our target customers in this market may be diminished.

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

We rely on implementation, marketing and technology relationships with a variety of companies. Such relationships include those with consulting firms; and third-party vendors of software, such as BEA, Cognos, Intraspect, Concur, Microsoft and Oracle, whose products or technologies, such as reporting engines, search engines, application servers, databases and operating systems, we incorporate into or integrate with our products.

We depend on these companies to recommend our products to customers, promote our products and/or services, provide our direct sales force with customer leads and provide enhanced functionality to our products and/or services. Some of these relationships are not documented in writing, or are governed by agreements that can be terminated by either party with little or no penalty or prior notice and do not provide for minimum payments to us. Companies with which we have an implementation, marketing or technology relationship may promote products or services of several different companies, including, in some cases, products or services that compete with our products and services. These companies may not devote adequate resources to selling or promoting our products and services. We may not be able to maintain these relationships or enter into additional relationships in the future.

We May Not Become Profitable If We Are Unable To Adapt Our Business Model To Changes In Our Market.

If we are unable to anticipate changes in the market for project and resource management software and services, we may not be able to expand our business or successfully compete with other companies. Our current business model depends upon continuing to enhance and expand our project management and collaboration solutions. We may be required to further adapt our business model in response to additional changes in the portfolio and project management marketplace, or if our current business model is not successful.

There Is Significant Competition In Our Market, Which Could Make It Difficult To Attract Customers, Cause Us To Reduce Prices And Result In Reduced Gross Margins Or Loss Of Market Share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to at least maintain or increase in the future. We compete not only against industry giants such as Microsoft and SAP and the in-house development efforts of such companies creating individualized solutions, but also against a myriad of other software application vendors offering multiple products. Our current independent software vendor competition includes, among many others, Niku Corporation (recently acquired by Computer Associates), Primavera Systems Inc. and ProSight Inc., and these companies may have greater financial, marketing, and/or other resources than our Company.

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

If We Fail To Effectively Manage Our International Operations, Our Revenues May Not Increase. We May Incur Additional Losses.

Our presence as a world-wide company has placed, and will continue to place, significant strains on our infrastructure, management, internal controls and financial systems. Our personnel, systems, procedures and controls may be inadequate to support our future operations. In order to accommodate any possible growth of our business, we will need to hire, train and retain appropriate personnel to manage our operations. We will also need to ensure that our financial and management controls, reporting systems and operating systems keep pace with the growth and expansion of our business. We may encounter difficulties in developing and implementing required new systems. If we are unable to manage our expansion and/or growth effectively and maintain the quality of our products and services, our business may suffer.

Any Acquisitions Of Technologies, Products Or Businesses That We Make May Not Be Successful, May Cause Us To Incur Substantial Additional Costs, And/Or May Require Us To Incur Indebtedness Or Issue Equity Securities On Terms That May Not Be Attractive.

As part of our business strategy, we have in the recent past acquired or invested in technologies, products or businesses that were expected to be complementary to our business and/or may be complementary in the future. The process of integrating any future acquisitions could involve substantial risks for us, including:

•      unforeseen operating difficulties and expenditures;

•      difficulties in assimilation of acquired personnel, operations, technologies and/or products;

•      the need to manage a significantly larger and more geographically-dispersed business;

•      amortization of large amounts of intangible assets;

•      the diversion of management’s attention from ongoing development of our business or other business concerns;

•      the risks of loss of employees of an acquired business, including employees who may have been instrumental to the success or growth of that business; and

•      the use of substantial amounts of our available cash or financial resources to consummate the acquisition.

We may never achieve the benefits that we expect from the combination of the Opus360 and Legacy Artemis businesses or that we might anticipate from any future acquisition. If we make future acquisitions, we may issue shares of our capital stock that dilute existing stockholders, incur debt, assume significant liabilities and/or create additional expenses related to amortizing intangible assets, any of which might reduce our reported earnings (or increase our net losses) and cause our stock price to decline. Any financing that we might need for future acquisitions may only be available to us on terms that materially dilute existing shareholders, restrict our business and/or impose costs on us that would reduce our net income or increase our net losses.

International Activities Expose Us To Additional Operational Challenges That We Might Not Otherwise Face.

In the year ended December 31, 2005, revenue from non-U.S. sources represented approximately 80% of total revenue. (We do not hedge foreign currency risk, and approximately 56% of operating expenses in 2005 were denominated in foreign cuurencies.) As we operate internationally, we are exposed to operational challenges that we would not face if we conducted our operations only in the United States. These include:

•      foreign currency exchange rate fluctuations, particularly if we sell our products in denominations other than U.S. dollars;

•      longer sales cycles in international markets;

•      seasonal fluctuations in purchasing patterns in other countries, particularly declining sales during summer months in European markets;

•      tariffs, export controls and other trade barriers;

•      difficulties in collecting accounts receivable in foreign countries;

•      the burdens of complying with a wide variety of foreign laws;

•      political disruptions or coups and terrorist attacks;

•      reduced protection for intellectual property rights in some countries, particularly Asia; and

•      the need to develop internationalized versions of our products and foreign language marketing and sales materials.

We May Become Subject To Burdensome Government Regulations And Legal Uncertainties Affecting The Internet, Which Could Increase Our Expenses And/Or Limit The Scope Of Our Operations.

Legal uncertainties and new regulations relating to the use of the Internet could increase our cost of doing business, prevent us from delivering our products and services over the Internet or slow the growth of our business. To date, governmental regulations have not materially restricted use of the Internet in our markets. However, the legal and regulatory environment relating to the Internet is uncertain and may change. In addition to new laws and regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover several issues, which include:

•      user privacy;

•      civil rights and employment claims;

•      consumer protection;

•      libel and defamation;

•      copyright, trademark and patent infringement;

•      pricing controls;

•      characteristics and quality of products and services;

•      sales and other taxes; and

•      other claims based on the nature and content of Internet materials.

In addition, any imposition of state sales and/or use taxes on the products and services sold over the Internet may decrease demand for some of our products and services. The United States Congress has passed legislation which limits the ability of states to impose any new taxes on Internet-based transactions. If Congress does not renew this legislation, any subsequent imposition of state taxes on Internet-based transactions could limit the demand for our products and services and/or increase our expenses.

Defects In Our Products Could Result In Loss Of Or Delay In Revenue, Failure To Achieve Market Acceptance And/Or Increased Costs.

Products as complex as those we offer or are developing frequently contain undetected defects or errors. Despite internal testing and testing by our customers or potential customers, defects or errors may occur in our existing or future products and services. From time to time in the past, versions of our software that have been delivered to customers have contained errors. In the future, if we are not able to detect and correct errors prior to release, we may experience a loss of or delay in revenue, failure to achieve market acceptance and/or increased costs to correct errors, any of which could significantly harm our business.

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

If We Fail To Protect Our Patents, Trademarks, Copyrights Or Other Intellectual Property Rights, Other Parties Could Appropriate Our Proprietary Properties, Including Our Technology.

The technology and software we have developed which underlies our products and services is very important to us. Our proprietary products are not protected by patents. However, to protect our intellectual property rights, we license our software products and require our customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer it to other users. Additionally, we seek to avoid disclosure of our trade secrets through a number of means, including, but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. In addition, we protect our software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these safequards, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. The copyright, trademark and trade secret laws, which are a significant source of protection for our intellectual property, offer only limited protection. In addition, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in software are uncertain and still evolving, and the future viability or value of any of our intellectual property rights is uncertain. Effective trademark, copyright and trade secret protection may not be available in every country in which our products are distributed or made available.

If, in the future, litigation is necessary to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and/or financial condition. As a result, ultimately, we may be unable, for financial or other reasons, to enforce our rights under the various intellectual property laws described above.

In addition, the laws and/or administrative proceedings of certain foreign countries in which our products are or may be licensed (e.g., Asia) may not protect our intellectual property rights to the same extent as laws of the United States. Relatedly, patent protection within the World Trade Organization appears to permit substantial discretion to member countries. A notable example is China’s 2004 voidance of Pfizer’s Viagra patent which was awarded by that country in September, 2001.

Third Parties Might Bring Infringement Claims Against Us Or Our Customers That Could Harm Our Business.

In recent years, there has been significant litigation in the United States involving patents, trademarks, copyrights and other intellectual property rights, particularly in the software industry. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services increasingly overlap with competitive offerings. In addition, as part of our product licenses, we agree to indemnify our customers against claims that our products infringe upon the intellectual property rights of others. These claims, even if not meritorious, could be expensive and divert management’s attention from operating our business. We could incur substantial costs in defending ourselves and our customers against infringement claims. If we become liable to third parties for infringement of their intellectual property rights, we could be required to pay a substantial damage award and to develop non-infringing technology, obtain one or more licenses for us and our customers from third parties or cease selling the products that contain the infringing intellectual property. We may be unable to develop non-infringing technology or obtain a license at a reasonable cost, or at all.

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

Proha Effectively Controls the Company. This Will Severely Limit Your Ability To Influence Corporate Matters.

As of December 31, 2005, Proha Plc, a Finnish company, beneficially owns approximately 53% of our outstanding common stock after giving effect to the conversion of the Series A Preferred Stock. As a result, Proha controls the outcome of any corporate transaction or other matter submitted to Company stockholders for approval, including share exchanges, consolidations and the sale of all or substantially all of the Company’s assets, and also could prevent or cause a change in control. The interests of Proha may sometimes differ from the interests of the Company’s other stockholders. In addition, third parties may be discouraged from making a tender offer or bid to acquire the Company because of this concentration of ownership. Owners of the Series A Preferred Stock hold voting rights under the Preferred Series A Financing transaction as more fully described elsewhere herein, to the extent each holder has the right to convert the Series A Preferred Stock into common stock. Still, Proha would maintain control as a majority shareholder, even after factoring in such conversion rights, assuming Proha does not sell any of its shares of the Company’s common stock.

The Market Price For Our Common Stock Is Volatile And Could Result In A Decline In The Value Of Your Investment.

The market price of our common stock, like that of many other technology companies, is extremely volatile. The market price of our common stock has ranged from 20 cents per share to $12.25 per share since the second quarter of 2001, and typically has a low trading volume. For the three months ended December 31, 2005, the daily trading volume of the Company’s common stock ranged from nil to approximately 217,000 shares and averaged approximately 11,000 shares. We cannot predict the extent to which investor interest in our stock will create or sustain an active trading market. If such a market were to develop, the market price of our common stock may continue to be highly volatile. The sale of a large block of shares could depress the price of our common stock to a greater degree than a company that typically has a higher volume of trading in its securities. The value of your investment in our common stock could decline due to the impact of any of the following factors upon the market price of our common stock:

•      variation in our quarterly operating results, including our inability to increase revenues;

•      announcements of new product or service offerings by our competitors;

•      announcement of new customer relationships by our competitors;

•      changes in market valuations of comparable companies;

•      additions to, or departures of, our executive officers; and

•      conditions and trends in the Internet and electronic commerce industries.

Further, the stock exchanges and markets have experienced substantial price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of these companies.

We Do Not Intend To Pay Dividends

During the nine months ended December 31, 2000, Legacy Artemis paid a cash dividend of $140,000. However, we do not intend to declare dividends on our common stock in the foreseeable future. In addition, as described elsewhere herein, we are currently prohibited from paying any cash dividends under certain circumstances.

We Are Uncertain Of Our Ability To Obtain Additional Financing For Our Future Capital Needs.

We believe that cash from operations and existing cash will be sufficient to meet our working capital and expense requirements for at least the next twelve months. However, we may need to raise additional funds in order to fund our business, expand our sales activities, develop new or enhance existing products and/or respond to competitive pressures. As of December 31, 2005, we had cash and cash equivalents of approximately $4.1 million. Additional financing may not be available on terms favorable to us, or at all.

You Will Experience Dilution If We Raise Funds Through The Issuance Of Additional Equity And/Or Convertible Debt Securities.

If we raise additional funds through the issuance of equity securities or convertible debt securities, you will experience dilution of your percentage ownership of our Company. This dilution may be substantial. In addition, these securities may have powers, preferences and rights that are senior to the holders of our common stock and may further limit our ability to pay dividends on our common stock.

The Completion of the Preferred Series A Financing Subjects You To Potential Dilution and May Limit Our Ability in the Future Either To Raise Additional Funding Or To Pay Dividends on Our Common Stock.

The Series A Holders have certain powers, preferences and rights that are senior to the holders of our common stock. Such rights include, but are not limited to, the potential payment of a dividend. So long as at least 30% of the Series A Preferred Stock is outstanding, the Company shall not, directly or indirectly, redeem, or declare or pay any cash dividend or distribution on, the common stock without the prior express written consent of at least a majority of the Series A Holders. One other example of such rights relates to possibly raising additional capital via the issuance of additional equity or convertible debt securities in the future. So long as at least 30% of the Series A Preferred Stock is outstanding, the Company cannot issue any additional preferred shares other than to the Series A Holders and the Company cannot issue any other securities or incur any indebtedness exceeding that which existed on June 16, 2004, except in accordance with the Equity Exclusion and the Debt Exclusion (as each term is defined in the Certificate of Designations, which can be reviewed in our Form 8-K filed with the SEC on June 18, 2004, relating to the Preferred Series A Financing transaction), without the prior express written consent of not less than a majority of the Series A Holders.

We have Potential Liability for Possible Violations of Section 5 of the Securities Act Arising from the Integration of Certain 2004 Financings with this Offering.

On August 14, 2003, the Company entered into an agreement with Laurus and received a $5.0 million revolving credit facility (the “Laurus Facility”) in the form of a three-year Convertible Note secured by a security interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights. Borrowings under the Laurus Facility are based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. The Laurus Facility automatically renews every three years unless cancelled by the Company or Laurus. In conjunction with the original transaction, Laurus was paid a fee of $175,000 and received a ten-year transferable warrant (the “Laurus Warrant”) to purchase

125,000 shares of the Company’s restricted common stock. The Laurus Warrant exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.

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

Absent an event of default as defined, the post-February 15, 2004 interest rate on both of the July 2004 amended Laurus notes described above is (except as explained in this paragraph) the greater of the Wall-Street-Journal prime rate plus 0.75% (the “adjustable interest rate”) or 5%. The adjustable interest rate may be periodically reduced based on certain defined differences between the average market price of the Company’s common stock and the conversion prices set forth above, provided that such market price is at least 130% of the applicable conversion price. The maximum contractual adjustment would reduce the discounted interest rate to the prime rate minus 1.25%. Under the original agreements, the Company was obligated to file a registration statement with the SEC by September 15, 2003 to register the Company’s common stock underlying the Laurus Facility. The Company was delinquent in filing such registration statement and was subject to potential liquidated damages as a result of this delinquency. As part of the Laurus Restructuring, the Company received a waiver from Laurus with respect to their rights and remedies for the failure to file the registration statement timely. In consideration for such waiver, the Company paid a penalty of $75,000. The Company further agreed with Laurus to reset the filing deadline for such registration statement and the date by which to have it declared effective by the SEC. Such registration statement was declared effective by the SEC on January 28, 2005.

It is possible that the amended Laurus transaction may be integrated with the public offering of our Series A Preferred Stock and that such amended transaction, which occurred prior to the effective date of our registration statement, may be in violation of Section 5 of the Securities Act of 1933, as amended. We and our counsel believe that each of these transactions were exempt from registration, and that the amended Laurus transaction should not be integrated with the public offering of our Series A Preferred Stock. If it were ultimately determined that the amended transaction is required to be integrated with the public offering of our Series A Preferred Stock, Laurus may have the right to rescind such transaction and we may be liable for penalties and/or damages.

Our Common Stock has a Small Public Float and Future Sales of Our Common Stock May Negatively Affect the Market Price of Our Common Stock.

As of February 28, 2006, there were approximately 10.9 million shares of our common stock outstanding. As a group, our officers, directors, all preferred shareholders with common stock conversion rights and all other persons who beneficially own more than 10% of our total outstanding shares, would beneficially own on an as-converted basis an aggregate of approximately 13.5 million shares of our common stock. On an as-converted basis, our common stock would have a public float of approximately 4.2 million shares, which are shares in the hands of public investors, and which, as the term “public float” is defined by Nasdaq, excludes shares that are held directly or indirectly by our directors and executive officers or any other person who is the beneficial owner of more than 10% of our total shares outstanding. These shares are held by a relatively small number of shareholders of record (approximately 700). We cannot predict the effect, if any, that future sales of shares of our common stock into the market, including those acquirable by the possible conversion of preferred shares into common shares, will have on the market price of our common stock. However, sales of substantial amounts of common stock, including shares issued upon the exercise of warrants and stock options and/or conversion of preferred stock into common stock, or the perception that such transactions could occur, may materially and adversely affect prevailing market prices for our common stock.

If the Ownership of Our Common Stock Continues to be Highly Concentrated, it May Prevent You and Other Shareholders From Influencing Significant Corporate Decisions and May Result in Conflicts of Interest That Could Cause Our Stock Price to Decline.

As of February 28, 2006, our executive officers, directors, major shareholders, and all Holders of Series A Preferred Stock (as described above) collectively beneficially own or control on an as-converted basis approximately 70% of our outstanding shares of common stock (after giving effect to the exercise of all outstanding vested options and warrants exercisable within sixty days from February 28, 2006). If these persons or entities were to act collectively in whole or in part or if Proha, as the majority shareholder decides to act on its own (as described above), they could control the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, or any other significant corporate transactions. Some of these persons or entities may have interests different than yours. For example, these persons or entities could act to delay or prevent a change of control of us, even if such a change of control would benefit our other shareholders, or these persons or entities could pursue strategies that are different from the wishes of other investors. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Currently, the persons or entities identified above are not bound to act in concert with the following exception. On June 16, 2004, the Holders of the Series A Preferred Stock entered into a letter agreement with Proha Plc, our current majority shareholder, agreeing that for a period of two years commencing June 16, 2004, a nominating committee shall be the exclusive process by which independent directors are to be nominated for election to our board of directors. Each party agreed, either (i) to vote directly or indirectly in favor of a candidate so nominated by our board of directors through its nominating committee, or (ii) not to oppose either directly or indirectly any such candidate.

Provisions of Delaware Law, Our Amended Certificate of Incorporation and Bylaws, Certain Voting Agreements and the Concentration of Stock Ownership Could Delay or Prevent a Change of Control

Provisions of Delaware law, our amended certificate of incorporation and bylaws, certain voting agreements of our stockholders and the concentration of ownership of our stock could have the effect of delaying or preventing a change in control, even if a change in control would be beneficial to our stockholders. These provisions include:

•      allowing our board of directors, subject to certain restrictions arising from the Preferred Series A Financing transaction described above in this prospectus, to authorize issuance of one or more classes or series of preferred stock without stockholder approval.

•      prohibiting cumulative voting in the election of directors;

•      with respect to certain provisions of our amended certificate of incorporation, requiring a vote of at least two-thirds of the outstanding shares to approve amendments; and

•      prohibiting stockholder actions by written consent.

Because the Market for and Liquidity of Our Shares is Volatile and Limited, and Because We Are Subject to the “Penny Stock” Rules, the Level of Trading Activity in Our Stock May be Reduced.

Effective June 29, 2001, our common stock was delisted from the Nasdaq National Market and is now quoted on the Over-the-Counter Bulletin Board (“OTC BB”) (symbol AMSI). The OTC BB is generally considered to be a less efficient market than the established exchanges or the Nasdaq markets. While we anticipate seeking to be relisted on the Nasdaq National Market at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful. While our common stock continues to be quoted on the OTC BB, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of our common stock, compared to if our securities were traded on Nasdaq or a national exchange. In addition, our common stock is subject to certain rules and regulations relating to “penny stocks” (generally defined as any equity security that is not quoted on the Nasdaq Stock Market and that has a price less than $5.00 per share, subject to certain exemptions). Broker-dealers who sell penny stocks are subject to certain “sales practice requirements” for sales in certain nonexempt transactions (i.e., sales to persons other than established customers and institutional “accredited investors”), including requiring delivery of a risk disclosure document relating to the penny stock market and monthly statements disclosing recent bid and offer quotations for the penny stock held in the account, and certain other restrictions. If the broker-dealer is the sole market maker, the broker-dealer must disclose this, as well as the broker-dealer’s presumed control over the market. For as long as our securities are subject to the rules on penny stocks, the liquidity of our common stock could be significantly limited. This lack of liquidity may also make it more difficult for us to raise capital in the future.

Efforts to Reduce Our Expenses May Not Achieve Desired Results, and Could Diminish Our Ability to Retain and/or Recruit Employees.

During the last few years, we have made great efforts to reduce our operating and other expenses. We cannot assure you that these expense reductions will have the desired result of enabling us to achieve profitability or that they will not have adverse affects on the Company. If planned revenue stability does not materialize, our business, financial condition and results of operation may be materially harmed. To manage operations effectively, we must continue to improve our operational, financial and other management processes and systems. Our success also depends on our ability to maintain high levels of employee utilization, project and instructional quality and competitive pricing for our software and services. We cannot assure you that we will be successful in maintaining the required levels of revenue with the current number of employees.

As a result of our focus on reducing operating expenses over the past several years, we are dependent upon a smaller number of employees for our operations. If we are unable to recruit additional technical employees, we may be unable to adequately service current projects or bid for new projects or sales. If we are unable to recruit additional technical personnel when needed, we may not be able to expand or grow our business. We compete for the services of information technology professional with other consulting firms, software vendors and consumers of information technology services, many of which have greater financial resources than we have. We may not be successful in retaining and, as needed, hiring a sufficient number of information technology professionals to staff our projects. To attract qualified technical employees, we may need to substantially increase the compensation, bonuses, stock options or other benefits we offer to employees. These additional costs may negatively affect our business and operating results.

Attacks by International Terrorists Could Cause Massive Disruptions to the World Economy or Regional Economies, Thereby Adversely Affecting Demand for Our Products and Adversely Impacting Our Revenue Streams.

The attack on the World Trade Center in New York City, and in Washington, D.C. on September 11, 2001 caused an immediate negative affect on the global economy. While we cannot predict whether such massive acts of terror will occur again in the future, you should be cautioned that any similar or smaller acts of terrorism could have a material adverse affect on either the global economy or on at least regional economies throughout the world. This could adversely affect demand for our products and services and could severely diminish our revenue streams, which could cause the price of our common stock to significantly decline.

Item 2.  Properties

We occupy facilities in the United States and internationally, pursuant to leases that expire from a month-to-month basis to December 31, 2012. In addition, we maintain facilities in various other locations across the United States, Europe and Asia (including Japan). Our facilities comprise a total of 20,000 square feet in the United States and 54,000 square feet in Europe and Asia. We believe our current facilities are sufficient for our needs.

Item 3.  Legal Proceedings

We are a party to a number of legal claims arising in the ordinary course of our business. We believe the ultimate resolution of these claims will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is quoted on the Over-the-Counter Bulletin Board (“OTCBB”) administered by Nasdaq. From April 4, 2000 until June 28, 2001, our common stock was listed on the Nasdaq National Market under the symbol “OPUS”.  Since June 29, 2001, our common stock has been quoted on the OTCBB, whereby effective November 25, 2001, the trading symbol on the OTCBB was changed to “AISC”.  Subsequent to the Company’s one for twenty-five reverse stock split on February 7, 2003, the trading symbol was changed to “AMSI”. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the February 7, 2003 reverse stock split.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act (commonly referred to as the “penny stock rules”) impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a “penny stock”. Subject to certain exceptions, a penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share. The closing market price of our common stock on the OTCBB during the fourteen months ended February 28, 2006 has ranged between a high of $3.87 and a low of $0.90 per share, and our common stock is thus deemed to be penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage them from effecting transactions in our common stock, which could severely impair the liquidity of our stock in the secondary market.

At March 17, 2006, the number of stockholders of record was approximately 700 (excluding beneficial owners and any shares held in street name or by nominees).  The following table sets forth the quarterly high and low sales prices based on bid quotations per share, as retroactively adjusted for the aforementioned reverse stock split.

	Artemis International
	Solutions Corp
	High	Low
YEAR ENDED DECEMBER 31, 2005
First Quarter	$3.10	$2.55
Second Quarter	3.25	2.40
Third Quarter	3.00	1.80
Fourth Quarter	2.10	0.83
YEAR ENDED DECEMBER 31, 2004
First Quarter	2.00	1.35
Second Quarter	3.15	1.35
Third Quarter	2.50	1.90
Fourth Quarter	3.20	1.90

On March 17, 2006, the last sales price of our common stock was $1.54 per share.

The above over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following table provides information about the Company’s common stock that may be issued upon the exercise of equity instruments under all of our existing equity compensation plans as of December 31, 2005.  See Notes 1 and 15 to the Company’s consolidated financial statements included elsewhere herein for additional information.

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares in the first column)
Equity compensation plans approved by stockholders	1,691,809	$12.28	2,153,898
Equity compensation plans not approved by stockholders	582,935	$22.96	—
Total	2,274,744	$15.01	2,153,898

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

Stock Options

We have granted options to purchase the Company’s common stock under various plans to employees and directors.  The Compensation Committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period, administers all stock option plans.  Options generally vest over terms of one to five years and have a maximum life of ten years.

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

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360. 46,983 of these stock options with an exercise price of $250 are outstanding and exercisable as of December 31, 2005.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2005, none of the options granted remain outstanding.

Recent Sales of Unregistered Securities

Set forth below is information regarding securities sold by the Company from January 2003 to date which were not registered under the Securities Act of 1933, as amended (“the Securities Act”). We believe that each transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Regulation D promulgated thereunder as transactions not involving a public offering, based on the private nature of the transactions and the financial sophistication of the purchasers, all of whom had access to complete information concerning the Company and acquired the securities for investment and not with a view to the distribution thereof.

Security Type	Name of Security Holder	Date Issued	No of Shares underlying options and warrants
Debt convertible into common stock and warrants	Laurus Master Fund, Ltd.	8/14/2003*	847,646	(a)
Preferred stock & warrants	Emancipation Capital LP	6/16/2004	1,652,284	(b)
Preferred stock & warrants	Samuelson Investment, Inc.	6/16/2004	1,376,904	(b)
Preferred stock & warrants	Philip Hempleman	6/16/2004	550,761	(b)
Preferred stock & warrants	Porridge, LLC	6/16/2004	550,761	(b)
Preferred stock & warrants	Potomac Capital Partners, LP	6/16/2004	421,332	(b)
Preferred stock & warrants	Potomac Capital International Ltd	6/16/2004	140,444	(b)
Preferred stock & warrants	Pleaides Investment Partners R, LP	6/16/2004	264,366	(b)

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

(b)         The Company filed a registration statement on Form S-1 with the SEC to register the common stock underlying the warrants and the convertible preferred stock.  The SEC declared such registration statement effective on October 29, 2004. The Company filed a post-effective amendment to this registration statement on August 9, 2005.

The aggregate selling price, the conversion terms of the preferred stock, the terms of exercise of the related warrants, and the use of net proceeds received in the above June 16, 2004 transactions are disclosed in Note 14 to the Company’s consolidated financial statements included elsewhere herein.

Item 6.  Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.  The selected consolidated financial data are derived from our audited consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the financial statements, the Company has incurred substantial recurring losses from operations and may incur losses in the future.  These and other factors as described in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern without financial restructuring, absent an improvement in the Company’s operating performance.

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(in thousands, except per share data)
Summary of operations data:
Revenues	$47,365	$52,445	$57,291	$68,664	$67,646
Operating (loss)	(4,648)	(9,553)	(8,092)	(3,746)	(66,483)
Net (loss)	(4,045)	(9,685)	(7,891)	(3,948)	(59,764)
Basic and diluted loss per common share	(0.38)	(0.97)	(0.79)	(0.40)	(6.78)
Shares used in computing loss per common share	10,717	9,988	9,965	9,965	8,816

Balance sheet data:
Cash and cash equivalents	4,057	3,720	2,593	7,766	5,081
Working capital deficiency	(5,577)	(3,420)	(9,016)	(4,964)	(5,432)
Total assets	17,077	22,320	28,358	39,005	38,570
Long-term debt, including amounts due within one year	2,109	1,939	676	1,185	2,618
Total stockholders' equity (deficit)	(10,712)	(5,805)	(3,173)	4,721	9,582

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

We have a 30-year history of successfully delivering enterprise and project management solutions to Global 2000 customers with the most extensive portfolio, project and resource management needs. Companies trust Artemis’ software to manage their business-critical processes. Customers use our software in such key areas as (i) developing and launching new products, (ii) IT management and governance, (iii) optimizing strategic assets in utilities, (iv) managing key aerospace and defense programs, and (v) and helping governmental agencies promote business efficiency through better alignment and allocation of resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived and intangible assets and the amortization of intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements:

•      Revenue recognition;

•      Valuation of long-lived and intangible assets;

•      Amortization of intangible assets;

•      Valuation of deferred tax assets; and

•      Estimation of the allowance for doubtful accounts receivable.

Revenue recognition

The Company has adopted Statement of Position, or SOP 97-2, Software Revenue Recognition, as amended, which generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative estimated fair values of each of the elements. The estimated fair value of an element is based on vendor-specific objective evidence (“VSOE”). Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. The fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services. Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products, which do not require significant customization to or modification of the underlying software code.

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

Amortization of intangible assets

During 2005 all intangible assets were fully amortized. The Company recorded amortization expense of approximately $1.5 million during the year ended December 31, 2005.

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

Allowance for doubtful accounts receivable

We establish our allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts receivable each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and/or timing of such allowance could result.

Significant Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except for the transition rules governing interim-period disclosures, SFAS No. 132-R was effective for foreign pension plans for fiscal years ended after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods.

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after December 31, 2005 under a rule adopted by the SEC on April 14, 2005 that amends the compliance dates of SFAS No. 123-R. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of the effective date of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

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

Results of Operations

The following table sets forth the unaudited percentage of total revenues represented by certain items in our consolidated statements of operations for the periods indicated:

	Year ended December 31,
		% of		% of		% of
	2005	Revenue	2004	Revenue	2003	Revenue

			(in millions)
Revenue:
Software	$11.5	24	$13.1	25	$13.3	23
Support	17.3	37	17.2	33	16.6	29
Services	18.6	39	22.2	42	27.4	48
	47.4	100	52.5	100	57.3	100
Cost of revenue:
Software	0.4	1	0.2	—	0.7	1
Support	5.0	10	5.7	11	5.1	9
Services	15.0	32	17.6	34	20.3	35
	20.4	43	23.5	45	26.1	45

Gross margin	27.0	57	29.0	55	31.2	55

Operating expenses
Selling and marketing	14.9	31	14.3	27	15.9	28
Research and development	7.8	17	7.7	15	8.2	14
General and administrative	7.4	16	8.7	17	11.1	19
Amortization expense	1.5	3	4.1	8	4.1	7
Impairment charge	—	—	0.9	2	—	—
Restructuring charges	—	—	2.7	5	—	—
	31.6	67	38.4	73	39.3	68

Operating loss	(4.7)	(10)	(9.4)	(18)	(8.1)	(13)

Non operating (income) expense Interest expense, net	0.8	2	0.5	1	0.2	—
Equity in net (income) loss of unconsolidated affilates			(0.1)	—	0.3	1
Gain on sale of subsidiaries and investee			—	—	(0.4)	(1)
Other (income) expense, net	(1.3)	(3)	(0.1)	—	0.1	—
Foreign exchange gain	(0.8)	(2)	(0.4)	(1)	(0.7)	(1)
Non operating income, net	(1.3)	(3)	(0.1)	—	(0.5)	(1)

Income tax expense	0.7	2	0.2	—	0.3	1
Net loss	$(4.1)	(9)	$(9.7)	(19)	$(7.9)	(13)

2005 compared to 2004

Revenue

Software Revenue

Software revenue represents fees earned for granting customers licenses to use our software products.  Software revenue decreased $1.6 million or 12% to $11.5 million during 2005 from $13.1 million during 2004. Software revenue represents 24% and 25% of total revenue for the years ended December 31, 2005 and 2004, respectively. Software revenue from our flagship product, Artemis 7, which is the main platform for our investment planning and control solutions, increased to 61% of total software revenue in 2005, up from 40% in 2004. The increase in software revenue in the UK by $1.0 million or 199%, Japan, up $0.3 million or 22%, France, up $0.2 million or 9%, and Italy, up $0.1 million or 9%, were more than offset by a decrease in software revenue in the US, down $1.6 million or 46%, Germany, down $0.8 million or 70% and Finland, down $0.8 million or 35%.

Support Revenue

Support revenue consists of fees for providing software updates and technical support for our software products.  Support revenue remained flat at $17.3 million in 2005 compared to $17.2 million in 2004. Increases in support revenue resulting from new software sales were offset by expected attrition within the existing customer base on some of our more mature products. The Company continues to emphasize cultivating the existing customer base and focusing on customer satisfaction to secure a high level of customer retention.

Services Revenue

Services revenue consists of fees for consulting and training generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $3.6 million or 16% to $18.6 million during 2005 from $22.2 million during 2004.  Decreases in services revenue in the US, down $1.2 million or 34%, Finland, down by $0.9 million or 31%, the UK, down by $0.8 million of 20%, were only partially offset by increases in Japan, up $0.7 million or 33%. The level of services revenue in our various operations was impacted by the timing and size of software sales and the lower level of consulting services related to our software sales of Artemis 7.

Deferred Revenue

Deferred revenue was $4.9 million and $5.0 million for the years ended at December 31, 2005 and 2004, respectively. Deferred revenue typically represents deferred support revenue that is recognized ratably over the term of the support agreement. The December 31, 2005 balance also includes deferred software revenue related to Artemis 7 software sold to a customer in the US that is expected to be recognized as revenue in 2006. Excluding the aforementioned deferred software revenue, the decrease in deferred revenue in a result of the timing of our support billings and related collections.

Cost of Revenue

Cost of revenue consists primarily of salaries and commissions paid to employees and third-party expenses principally related to consulting, software maintenance services and training services.  To a lesser extent, cost of revenue includes royalty payments to third parties.  Total cost of revenue decreased $3.1 million or 13% to $20.4 million during 2005 from $23.5 million during 2004.  Cost of revenue as a percentage of total revenue decreased by 2 percentage points, from 45% during 2004 to 43% during 2005. The majority of the cost of revenue is directly related to our support and services revenue. The overall decrease in cost of revenue as a percentage of total revenue is primarily a result of a more efficient delivery of support services. The increase in cost of revenue for software sales reflects in part additional third-party royalties for some additional functionality included in our Artemis 7 software during 2005.

Gross Margin

Gross margin as a percentage of total revenue increased by 2 percentage points, from 55% during 2004 to 57% during 2005. This was achieved through a shift in mix toward software and support revenue, whereby such revenue as a percentage of total revenue increased to 61% in 2005 from 58% in the previous year. Increases in gross margin on support services revenue were only partially offset by decreases in gross margin on software and consulting services revenue. The gross margin percentage for services revenue decreased only slightly in 2005 as we reduced the number of internal consultants during 2004 in anticipation of a lower level of consulting services in 2005.

Operating Expenses

Selling and marketing expenses

Selling and marketing expenses consist primarily of personnel related costs of our direct sales force and marketing staff and the cost of third party marketing programs, including advertising, trade shows, promotional materials and customer conferences.  Selling and marketing expenses increased $0.6 million or 4% to $14.9 million during 2005, from $14.3 million in 2004. The increase in sales and marketing expenses was primarily due to additional sales and marketing efforts focused on further promoting our industry–specific solutions.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products. These expenses increased $0.2 million or 2% to $7.9 million in 2005 compared to 2004.

Decreases in research and development expense resulting from the reduction in headcount in our US development center were more than offset by the addition of resources to our outsourced development team and related transition costs. We now have over 30 resources available in India for development and testing activities. The transition is expected to be completed by the end of 2006 and should lead to annualized cost savings of approx. $2.7M.million.

General and administrative

General and administrative expenses consist primarily of salaries, wages and related costs for general corporate functions, including executive, legal, accounting, human resources and information systems. General and administrative expenses decreased $1.3 million or 15% to $7.4 million during 2005, from $8.7 million during 2004. The decrease is primarily a result of the restructuring actions taken during the year as well as efforts to reduce discretionary spending. During 2005, we incurred one-time, acquisition-related expenses in the amount of $0.4 million.

Amortization expense and impairment charges

Amortization expense represents the financial statement effect of amortizing intangible assets recorded in conjunction with the pushdown to the Company’s consolidated financial statements of Proha’s purchase of Legacy Artemis in August 2000.  These assets were being amortized on a straight-line basis over the remaining life of forty-two months commencing January 1, 2002. The Company recorded amortization expense of $1.5 million and $4.1 million for the years ended December 31, 2005 and 2004, respectively. The decrease in amortization expense in 2005 compared to 2004 is a result of the intangible asset related to certain technology being fully impaired during the fourth quarter ended December 31, 2004 and the intangible asset related to a certain customer base being fully amortized in July 2005.

During the fourth quarter of 2004, the Company evaluated the carrying values of its intangible assets. As a result, an impairment charge of $0.9 million was recorded in the year ended December 31, 2004. Using discounted cash flow projections of expected returns from these assets, the Company determined that the intangible asset related to certain prior core technology should be fully impaired.

Restructuring charge

The Company’s restructuring charges for the year ended December 31, 2004, are comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) relocation costs resulting from organizational realignments; and (iii) professional fees incurred to improve the competitive position of the Company. The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS No. 146. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

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

The Company has not initiated any non-discretionary restructuring actions during the year ended December 31, 2005.

Non-operating (income) expenses, net

Non-operating income/expenses consist of (i) net interest expense, (ii) equity in the net income or loss of unconsolidated affiliates, (iii) foreign exchange gains, (iv) other (income) expense and (v) gain on sale of subsidiaries and investee.  The Company had a net non-operating income of $1.3 million during 2005 compared to net non-operating income of less than $0.1 million during 2004. During the years ended December 31, 2005 and 2004, the Company incurred interest expense in the amount of $0.8 million and $0.5 million, respectively, resulting mainly from a loan initiation fee and the interest rate related to an advance under the existing $5.0 million revolving credit facility with Laurus. During 2005, the Company recognized a pretax gain of $0.8 million as a result of the disposition of an affiliated entity. Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates. The Company accounts for certain investments in other companies under the equity method of accounting.  The Company recorded equity in net income of unconsolidated affiliates of $0.1 million for both, 2005 and 2004.

Changes in Foreign Currency Exchange Rates

The effect of changes in foreign currency exchange rates for the year ended December 31, 2005 compared to 2004 decrease in revenues and a increase in operating loss of approximately $0.3 million and less than $0.1 million, respectively.

Provision for Income Taxes

The Company recorded income tax expense of approximately $0.7 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively.  The income tax expense on the pre-tax loss of approximately $3.3 million and $9.5 million for the years ended December 31, 2005 and 2004, respectively, is principally the result of foreign income tax on the Company’s profitable non-US subsidiaries.

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

Services Revenue

Services revenue consists of fees for consulting and training generated by our personnel and through subcontracted third-party arrangements.  Services revenue decreased $5.2 million or 19% to $22.2 million during 2004 from $27.4 million during 2003.  Of the total decline in services revenue year-over-year, $4.1 million or 79% is related to consulting services provided in the US. The decrease in service revenue is in part a result of the completion of several large consulting assignments with two large US customers. These two customers generated $2.6 million in 2004 compared to $5.0 million in 2003. Decreases in services revenue in our subsidiaries in Japan, down $1.1 million or 34%, Germany, down $0.7 million or 48%, and the UK, down $0.4 million or 8%, were only partially offset by increases in Italy, up $0.9 million or 21%, and

Asia, up $0.2 million or 51%. The level of services revenue in our various operations was impacted by the timing and size of software sales and the lower level of consulting services related to our software sales of Artemis 7.

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

In early 2004, we changed the leadership of our product development organization and consolidated our Product Management, Development and Tier II Support functions under a single structure, Product Operations. In late 2004 we reduced the number of resources employed in our Newport Beach development center. This restructuring of our Product Operations cost base was made in light of Artemis licensing and having the option to acquire the rights to a best-of-breed scheduling tool for Artemis 7 rather than developing it in-house. In addition, this decision has allowed us to accelerate our plan to enlarge our offshore development team thereby increasing new product feature throughput and achieving a higher level of customer responsiveness. We have therefore increased offshore resources both in the development and quality assurance areas. This will have the immediate benefit of allowing us to deliver a major new functional module wholly developed by this offshore team in June/July 2005.

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

Amortization expense

Amortization expense represents the financial statement effect of amortizing intangible assets recorded in conjunction with the pushdown to the Company’s consolidated financial statements of Proha’s purchase of Legacy Artemis in August 2000.  These assets were fully amortized during the third quarter of 2005. Amortization expense was the same for the years ended December 31, 2004 and 2003.

Impairment charge

SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations, including goodwill, when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets’ carrying value. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less cost to sell.

During the fourth quarter of 2004, the Company evaluated the carrying values of its intangible assets. As a result, an impairment charge of $0.9 million was recorded in the year ended December 31, 2004. Using discounted cash flow projections of expected returns from these assets, the Company determined that the intangible asset related to certain prior core technology should be fully impaired.

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

As part of the restructuring actions carried out during the year ended December 31, 2004, the Company reduced its workforce by a total of seventy-one employees, from 396 to 325 (which includes scheduled terminations and voluntary resignations) or approximately 18% of its workforce.  The restructuring charge of $2.7 million in 2004 affected corporate positions and certain operational positions in the Americas, EMEA and the Asia/Japan segments in the approximate amounts of $1.0 million, $1.4 million and $0.4 million, respectively.  This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $0.9 million of the total restructuring charge is included in current liabilities in the accompanying December 31, 2004 consolidated balance sheet. See the tabular presentations in Note 18 to the Company’s consolidated financial statements included elsewhere herein for additional information.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. Changing business conditions may affect the assumptions related to the timing and/or extent of the Company’s restructuring activities. The Company reviews the status of restructuring activities on a quarterly basis and, if appropriate, records change to its restructuring obligations based on management’s most current estimates.

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

Liquidity and Capital Resources

Cash flows for the year ended December 31, 2005 and 2004

At December 31, 2005 the Company had cash of $4.1 million compared to $3.7 million at December 31, 2004.

Our operating activities were cash neutral during the year ended December 31, 2005. Our net loss of $4.0 million was the major component that reduced operating cash flow. A net decrease in accounts payable and other liabilities of $0.6 million and a decrease in deferred revenues of $0.2 million further reduced operating cash flow. The effects of these items on cash were offset by factors such as (i) a decrease in trade accounts receivable of $2.6 million, (ii) non-cash expenses of $1.9 million in depreciation and amortization related to our fixed assets and identifiable intangible assets, (iii) a decrease in prepaid expenses and other assets of $0.9 million, and (iv) the gain on the disposition of an affiliated entity of $0.8 million.

Our investing activities provided $0.7 million during the year ended December 31, 2005, related to the settlement with Compuware Corporation pertaining to an investment held by the Company.

Our financing activities provided $1.3 million during the year ended December 31, 2005. In January 2005, Proha effectively replaced a Finnish financial institution as the creditor of a $3.1 million loan we entered into during the first quarter of 2004. This loan was repaid in full by early April 2005. In March 2005, the Company received an overadvance in the amount of $3.0 million under the existing credit facility with Laurus. During the first half of 2005, Laurus also converted $0.6 million of an outstanding $1.5 million convertible note. During the third quarter of 2005, we entered into a loan agreement with a Japanese financial institution in the amount of approximately $2.1 million. of which $0.4 million was repaid by December 31, 2005. At December 31, 2005, we also had over advance capabilities of $1.1 million based on the Laurus Facility as well as unused credit facilities through several of our subsidiaries.

Liquidity and Going Concern Considerations

The Company’s continued existence is dependent upon several factors, including the Company’s ability to sell and successfully implement its software solutions. The Company’s principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our lines of credit.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2005 is as follows:

		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
			(in thousands)
Long-term debt Obligations	$2,109	$659	$1,193	$181	$76
Operating Lease Obligations	6,430	2,536	1,846	1,145	903
Accrued pension and other long-term liabilities	5,106	—	—	—	5,106

	$13,645	$3,195	$3,039	$1,326	$6,085

In early 2005, the Company reviewed various strategies to fund the Company and retained an investment-banking firm to engage in selling the Company. As a result, on March 10, 2006, the Company entered into a merger agreement with a wholly-owned subsidiary of Trilogy, Inc., in a transaction valued at approximately $27 million. The agreement provides for the payment of $1.60 per share to holders of Artemis’ common stock, and $2.20 per share for the holders of Series A Preferred Stock of Artemis, which represents their liquidation value. The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in May 2006. On completion of the merger, Artemis will become a part of Trilogy’s recently announced Versata Group. Assuming a successful completion of this merger transaction, cash requirements through the end of fiscal year 2006 are to fund operations at approximately the same levels as fiscal year 2005 as well as to fund certain acquisition-related costs, such as investment-banking, fairness opinion and legal fees. These fees are expected to be approximately $1.6 million.

We may need to raise additional funds through public and/or private financings, or other arrangements to fund operations and strengthen our global presence should the merger not be consummated. Such additional equity financing may be dilutive to our existing stockholders. Our capital requirements depend on numerous factors, including the rate of market acceptance of our products and services, our ability to service customers, our ability to maintain and expand our customer base, the level of resources required to maintain or expand our marketing and sales organization, research and development activities and other factors. The Company cannot be assured that any financings or other arrangements will be available in amounts or on terms acceptable to the Company or at all, and any new financings or other arrangements could place operating or other restrictions on the Company. Our inability to raise additional capital consequently could seriously harm the growth of our business and results of operations.

Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow, while better positioning the Company to compete under current market conditions. The merger transaction described above is expected to significantly support these strategies.

In recent years, the Company has taken steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues. We initiated certain discretionary actions beginning in late 2002 to streamline the Company’s operations and focus on our core expertise in enterprise portfolio and project management. This entailed reducing the work force and selling off certain non-core assets. During 2004, following the change in management, a number of non-discretionary restructuring actions were taken to further reduce the cost base of the Company. The objective of those actions was to assure an improvement in operating margin on a moving forward basis. The target was to rebalance the revenue mix of the Company toward higher software license and support revenues, as well as to simplify and reduce the global infrastructure. The actions were continued during 2005 leading to a reduction in workforce from 437 employees in December 2002 to 295 employees in December 2005.

Several actions were taken during 2005 to provide funds for working capital purposes. In March 2005, the Company received an overadvance in the amount of $3.0 million under the existing credit facility with Laurus. During the first half of 2005, Laurus also converted $0.6 million of an outstanding $1.5 million convertible note in exchange for 385,978 shares of common stock, leaving $0.9 million outstanding as of December 31, 2005. On March 9, 2006, the Company agreed with Laurus to repay the Advance of $3.0 million and the principal outstanding under the Minimum Borrowing Note of $865,000, plus accrued interest on the earlier of the effective date of the merger transaction described above, or June 16, 2006. The Company also agreed to pay an additional $110,000 in exchange for the cancellation of warrants owned by Laurus and any prepayment penalties under the agreements with Laurus. During the third quarter of 2005, we also entered into a loan agreement with a Japanese financial institution in the amount of approximately $2.1 million of which $0.4 million was repaid by December 31, 2005. The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008.

In addition, we received approximately $1.2 million in cash in March 2005 from a settlement of a dispute with Compuware Corporation (“Compuware”) related to a joint venture between our subsidiary in France and Changepoint Corporation (which was acquired by Compuware in May 2004).

We have experienced net losses in each of the three years in the period ended December 31, 2005. At December 31, 2005, we reported an accumulated deficit of approximately $96.7 million and our current liabilities exceeded current assets by approximately $5.6 million. Our independent public accountants have included a going concern paragraph in their audit report on the Company’s December 31, 2005 consolidated financial statements which have been prepared assuming that the Company will continue as a going concern (based upon management’s plans discussed above), which contemplates, among other things, the realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements included elsewhere herein do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern.

Impact of Inflation

In 2005, approximately 80% of our total revenues and 62% of our total operating expenses were generated/incurred by our foreign subsidiaries. Revenues and expenses in these foreign markets are currently translated using historical and weighted-average currency exchange rates; therefore a weakening United States dollar would have a positive impact whereas a strengthening United States dollar would have an adverse impact on translations of currency from our foreign operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7a.  Qualitative and Quantitative Disclosure About Market Risk

At December 31, 2005, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions.  Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest rate or other market risks.

The Company utilizes lines of credit to fund operational cash needs.  The Company’s outstanding balance under its lines of credit at December 31, 2005 was approximately $3.9 million.  The weighted average interest rate for the Company’s line of credit during 2005 was 9.4%. We do not believe that we have material interest rate risk; however, some of our lines of credit have variable interest rates, which are based on commonly used bank indices. We do not believe an immediate 10% increase or decrease in interest rates would have a material effect on our consolidated financial position.

We conduct a significant portion of our business in currencies other than the United States dollar. For the year ended December 31, 2005, approximately 80% of our revenues and 62% of our operating expenses were denominated in currencies other than our functional currency, the United States dollar. These foreign currencies are primarily Euros, British Pounds, and Japanese Yen. Changes in the value of major foreign currencies relative to the value of the United States dollar could potentially adversely affect revenues and operating results.  We do not hedge foreign currency exposure. As a result, we will continue to experience foreign currency exchange gains and losses.

Item 8.  Financial Statements and Supplementary Data

The information required by this item appears in a subsequent section of this Report.  (See Item 15(a)(1) and (2)).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred that require disclosure under Item 229.304(b) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the Exchange Act) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). The CEO and CFO concluded based upon that evaluation that, as of December 31, 2005, they were effectively and timely informed by our disclosure controls and procedures of the material information relating to us (or our consolidated subsidiaries) as would be required to be included in our periodic filings with the SEC. Further, our CEO and the CFO concluded based on their most recent evaluation as of the Evaluation Date that there are no significant deficiencies or material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial data.

Changes in Controls and Procedures

There were no changes made in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Part III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth the names, ages and positions of all named executive officers (as defined below in Item 11) and directors. A summary of the background and experience of each of these individuals is set forth after the table.

NAME	AGE	POSITION	COMMITTEE
Patrick Ternier(1)	49	President and Chief Executive Officer
Robert Stefanovich	41	Executive Vice President and Chief Financial Officer
Charles Savoni	47	Senior Vice President, General Counsel and Secretary
Bengt Algevik	56	Director
David Cairns	60	Director	Audit and Nominating
Joseph Liemandt	37	Director	Compensation and Nominating
Michael Murphy	47	Director	Audit and Compensation
Olof Odman	62	Director	Audit, Compensation and Nominating
Pekka Pere (2)	47	Chairman of the Board of Directors

(1)                                  Effective January 23, 2004, Patrick Ternier replaced Michael J. Rusert as President and Chief Executive Officer of the Company, who had resigned.

(2)                                  Effective August 10, 2005, Steve Yager resigned as the Chairman of the Company’s Board of Directors and Board member Pekka Pere assumed such position.

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

MR. SAVONI was appointed as Vice President, General Counsel and Secretary of the Company on March 18, 2002.

From 1994 to 2002, he served as Corporate Attorney, Senior Corporate Attorney and Assistant General Counsel for Canon Computer Systems, Inc.

MR. ALGEVIK was elected a director of the Company on June 16, 2004. Mr. Algevik is the President of Algevik Management AB, a management-consulting firm and has served in that capacity since September 2000. Prior to founding Algevik Management AB, beginning in May 1997, he was the CEO of SYSteam AB, comprised of 900 consultants providing IT-based solutions to mid-sized companies. Since 1995, Mr. Algevik has also been a board member of the Swedish public company, Jeeves Information System AB.

MR. CAIRNS was elected a director of the Company on November 30, 2004. He has served as Chairman of Prism Technologies Ltd., a UK software infrastructure company since 2001. Mr. Cairns was also the CEO and a board member of Global Logistics Technologies Inc. (“G-Log”), a US headquartered supply-chain software company from April 2003 until the end of 2005 when he completed the sale of G-Log to Oracle Corporation. Mr. Cairns was appointed to the board of Gray Peaks Inc. (a US company operating in the software and telecoms sector) in July 2004 and chairs the Audit Committee. Mr. Cairns was Chief Executive of Martlet Venture Management Limited, a Canadian venture capital company, from 1996 through 2000. Mr. Cairns holds an MBA from Cranfield University and is a Fellow of the Chartered Institute of Management Accountants (UK).

MR. LIEMANDT was elected a director of the Company on June 16, 2004. Mr. Liemandt is the President, CEO, and Chairman of the Board of Directors of Trilogy, Inc. He founded Trilogy, a leading provider of industry-specific enterprise software, in 1989. Mr. Liemandt also holds other management and board positions in various privately held Trilogy-controlled entities.

MR. MURPHY was elected a director of the Company on March 17, 2003. Mr. Murphy is currently the CEO of InQuira, Inc., and has served in that capacity since January 2001. Prior to joining InQuira, Mr. Murphy served as an executive at Cambridge Technology Partners (“CTP”), where he was in charge of the Western Region. Mr. Murphy later oversaw the sales, marketing, alliances and partner programs of CTP.

MR. ODMAN was elected a director of the Company in July 2001. Since December 1999, he has been a member of the Board of Directors of Proha Plc., and is currently Chairman of the Proha Plc Board of Directors. Mr. Odman is also Chairman of the Board of Directors of Swedish public companies, Jeeves Information System AB and LightLab AB. In addition, Mr. Odman is Chairman of the Board of Directors of Safran AS, Norway, LightLab Asia Corp, Taiwan, Transaction Network Services AB, Sweden, Cobnet AB, Sweden, Kyssinge Golf AB, Sweden and Golf de Pierpoint, Belgium. Mr. Odman is also a board member of Dovre AS, Norway and Bright Europe AB, Sweden.

MR. PERE was elected a director of the Company in July 2001. He has been President and Chief Executive Officer of Proha Plc since 1984 and is also the founder of Proha Plc. Mr. Pere is also the deputy chairman of the Board of Directors of the Federation of the Finnish Information Industries, and is either a board member or the chairman of several other information technology related companies. Mr. Pere was Chairman of the Board of Directors of Proha Plc from 1984 until 1999, where he has since remained a board member.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, all such reports were filed in 2005 on a timely basis as required by Section 16(a) of the Exchange Act.

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

Item 11.    Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS AND OTHER INFORMATION

The following table sets forth for each of the Company’s last three completed fiscal years, the compensation of the Company’s President and Chief Executive Officer (“CEO”) as of December 31, 2005, the compensation of the Company’s former President/CEO, and the two most highly compensated executive officers other than the CEO whose salary was at least $100,000 as of the same fiscal year end (collectively, the “Named Executive Officers”). As defined by the SEC’s rules, no other person was a “most highly compensated executive officer” of the Company at December 31, 2005 or during the year then ended.

Summary Compensation Table

	ANNUAL COMPENSATION				LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Number of Securities Underlying Options (#)	Long-Term Incentive Plan Payouts ($)	All Other Compensation ($)

Patrick Ternier,	2005	$258,000	—	*	—	—	—	27,000
President and Chief	2004	255,000	$19,000	*	—	250,000	—	26,000
Executive Officer (1) (2)	2003	—	—	—	—	—	—	—

Michael J. Rusert,	2005	—	—	—	—	—	—	12,000
Former President and	2004	26,000	6,000	*	—	—	—	273,000
Chief Executive Officer (3)	2003	283,000	25,000	*	—	—	—	—

Robert Stefanovich,	2005	200,000	—	—	—	—	—	13,000
Executive Vice President,	2004	193,000	7,000	—	—	120,000	—	6,000
Chief Financial Officer	2003	173,000	9,000	—	—	—	—	—

Charles F. Savoni,	2005	165,000	—	—	—	—	—	—
Senior Vice President,	2004	155,000	4000	—	—	35,000	—	—
General Counsel, Secretary	2003	148,000	6,000	—	—	—	—	—

      * The value of personal benefits provided was less than the minimum amount required to be reported.

(1)   Mr. Ternier became President and Chief Executive Officer effective January 23, 2004.

(2)   Mr. Ternier was an employee prior to being appointed President and Chief Executive Officer. Mr. Ternier’s salary for 2003 was not related to his duties as an executive officer of the Company.

(3)   Mr. Rusert was appointed to the position of President and Chief Executive Officer effective January 25, 2002. He resigned from the Company effective January 16, 2004. The payments under “All Other Compensation” were made pursuant to the Separation Agreement and Mutual Release discussed further below.

Pursuant to the Separation Agreement and Mutual Release that the Company executed with Mr. Rusert effective January 22, 2004, the Company has:  (i) provided Mr. Rusert with severance payments over twelve months, for a total of $285,000 through January 2005; and (ii) was paying on Mr. Rusert’s behalf the automobile lease payments for fifteen months for a total of $19,000 through April 2005.

OPTION GRANTS IN LAST FISCAL YEAR

The Company made no individual grants of stock options during the year ended December 31, 2005 to any Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

The following table sets forth information concerning exercises of stock options during the year ended December 31, 2005 by each of the Named Executive Officers and the value of in-the-money unexercised options at December 31, 2005.

	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED	NUMBER OF SECURITIES UNDERLYING UNDEXERCISED OPTIONS AT FISCAL YEAR END	VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT FISCAL YEAR END
NAME	(#)	($)	EXERCISABLE/UNEXERCISABLE (#)	EXERCISABLE/UNEXERCISABLE ($) (1)

Patrick Ternier	0	N/A	170,267/83,333	$8,333/$4,167
Michael Rusert	0	N/A	250,000/0	0/0
Robert Stefanovich	0	N/A	93,333/46,667	7,000/2,000
Charles Savoni	0	N/A	13,417/19,833	1,488/875

(1) Value is based on the closing market price of the Company’s common stock on December 31, 2005 ($1.40) minus the exercise price.

None of our Named Executive Officers exercised any of their stock options during 2005.

Employment Agreements and Change-in-Control Arrangements

We have an employment agreement with Patrick Ternier, President and Chief Executive Officer. Mr. Ternier is entitled to receive a targeted annual base salary (as of July 27, 2005, the date of the Annual Meeting - $275,000 per year) and is eligible for a targeted bonus of $200,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ended December 31, 2005). In addition, Mr. Ternier is entitled to receive an annual car allowance of up to $18,000. If the agreement is terminated for cause, Mr. Ternier is entitled only to receive that portion of his base salary owed through the date of termination. If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Ternier would be entitled, to receive (i) payment continuation of his base salary for a twelve month period, and (ii) to receive any incentive bonus earned but not yet paid as of the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition. Additionally, the Company granted Mr. Ternier in his first year of employment as President and Chief Executive Officer an Initial Grant of 250,000 stock options to purchase shares of common stock at an exercise price equal to the market value of the common stock as of the grant date. One third of the Initial Grant of options vest on the grant date and the balance vest in equal increments on the first two successive anniversaries of the grant date. Commencing in Mr. Ternier’s second year of employment as President and Chief Executive Officer, he is eligible to receive additional option grants (which may have a different vesting schedule), based on meeting certain annual performance criteria as recommended by the Compensation Committee and approved by the Board of Directors.

We have an employment agreement with Mr. Stefanovich, Executive Vice President and Chief Financial Officer. Mr. Stefanovich is entitled to receive an annual base salary (as of July 27, 2005, the date of the Annual Meeting - $200,000 per year) and is eligible for a bonus of $70,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ended December 31, 2005). In addition, Mr. Stefanovich is entitled to receive an annual car allowance of up to $15,000. If the agreement is terminated for cause, Mr. Stefanovich is entitled only to receive that portion of his base salary owed through the date of termination. If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Stefanovich would be entitled to receive (i) payment continuation of his base salary for a twelve month period, (ii) a continuation of Company provided medical benefits at the same level he was receiving prior to termination for the same twelve month period, and (iii) any incentive bonus  earned but not paid as of the termination date pro-rated for the quarter in which any such termination would take effect based on the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition. Additionally, the Company in its sole discretion may grant to Mr. Stefanovich stock options to purchase shares of common stock, consistent with the policy pertaining to executive officers as recommended by the Compensation Committee and approved by the Board of Directors.

We have an employment agreement with Mr. Savoni, Senior Vice President, General Counsel and Secretary. Mr. Savoni is entitled to receive an annual base salary (as of July 27, 2005, the date of the Annual Meeting - $164,300 per year) and is eligible for an annual bonus of $45,000, subject to the achievement of certain annual performance criteria set by the Compensation Committee (applicable to fiscal year ended December 31, 2005). If the agreement is terminated for cause, Mr. Savoni is entitled only to receive that portion of his base salary owed through the date of termination. If events that constitute a change in control of the Company occur, or if the agreement is terminated without cause, Mr. Savoni would be entitled, (i) to a lump sum payment equivalent to his base salary for a nine month period, and (ii) to receive any incentive bonus earned but not paid as of the termination date pro-rated for the quarter in which any such termination would take effect based on the termination date. In addition, all options granted which have not vested at the date of termination would immediately vest. The agreement also contains certain restrictions on competition. Additionally, the Company in its sole discretion may grant to Mr. Savoni stock options to purchase shares of common stock, consistent with the policy pertaining to executive officers as recommended by the Compensation Committee and approved by the Board of Directors.

401(k) Plan

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation with an annual maximum of $14,000 for calendar 2005. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $79,000 and $54,000 and zero during the years ended December 31, 2005, 2004 and 2003, respectively.

Compensation of Directors

The Company has granted options to employees and directors to purchase the Company’s common stock under various plans. The Compensation Committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period, administers all stock option plans. Options generally vest over terms of three to five years and have a maximum life of ten years.

Prior to 2004, no fees were paid to any members of the Board. Effective January 1, 2004, each non-employee director receives a retainer of $15,000 per year, provided they attend at least 60% of the Board meetings held each year. Each non-employee director who is also a member of the Audit, Compensation and/or Nominating Committees receives $5,000 per year for their service on each respective committee, provided they each attend at least 60% of their respective committee meetings held each year. The Board of Directors may decide, at its discretion, to defer such cash payments based on the Company’s performance and financial condition. In addition, the Company shall reimburse all reasonable travel and other expenses incurred by its directors in fulfilling their duties as directors and/or committee members.

In March 2000, the Company adopted the Artemis International Solutions Corporation 2000 Non-Employee Directors Stock Option Plan (“Non-Employee Director Plan”). The Non-Employee Director Plan has been amended and restated, as recommended by the Company’s Board of Directors and ratified by shareholders at the 2004 Annual Meeting. Under the Non-Employee Director Plan, each non-employee director who is elected or appointed to the Board after February 24, 2004 receives an initial grant of options to purchase 15,000 shares of our common stock at an exercise price equal to the market value of the common stock as of the date of his or her election or appointment. For each non-employee director already serving on the Board as of February 24, 2004, he or she received a grant of options on February 24, 2004, to purchase 7,500 shares of our common stock at an exercise price equal to the market value of the common stock as of February 24, 2004, unless the non-employee director was provided a special initial grant greater than 7,500 shares. Thereafter, commencing in 2005, each non-employee director receives a grant of options on his or her Board anniversary date to purchase up to 7,500 shares of common stock (without making any adjustment under the Non-Employee Director Plan or otherwise for any stock split, stock dividend or similar recapitalization event occurring on or after the date of the most current amendment and restatement of the Non-Employee Director Plan becoming effective). In February 2005, the Board voted to approve an additional grant to Messrs. Pere and Odman for 7,500 options each, in recognition of their long service on the Board on behalf of the Company and for equitable purposes considering the grants issued to newly elected Board members.

With respect to directors serving on committees, under the Non-Employee Director Plan, each non-employee director who, on or after February 24, 2004, is elected or appointed as, or was already, a member of the Audit, Compensation and/or the Nominating Committee, received a grant of options to purchase 3,500 shares of our common stock at an exercise price equal to the market value of the common stock as of February 24, 2004, if already so serving on any such committee, or as of any later date applicable when first becoming a member of any such committee. Thereafter, each non-employee director who continues to serve on any such committee upon his or her applicable committee anniversary date is automatically granted an option on such anniversary date to purchase up to 3,500 shares of common stock (without making any adjustment under the Non-Employee Director Plan or otherwise for any stock split, stock dividend or similar recapitalization event occurring on or after the date of the most current amendment and restatement of the Non-Employee Director Plan becoming effective).

Option grants provided under the Non-Employee Director Plan shall vest as the Board determines from time-to-time. The current vesting schedules established by the Board are as follows:  (i) for an initial grant of options to purchase 15,000 shares pertaining to directors elected or appointed to the Board after February 24, 2004 - 50% of the options vest on the grant date, with the remaining 50% vesting one year later, provided that the director has attended at least 60% of the Board meetings held during the interim period; (ii) for the grant of options to purchase 7,500 shares pertaining to directors already serving on the Board as of February 24, 2004, -  100% of the options vested as of February 24, 2005, provided that the director had attended at least 60% of the Board meetings held during the preceding year; (iii) commencing in 2005, for any annual grant of options to purchase 7,500 shares pertaining to directors who reach their Board anniversary date -  100% of the options vest one year after the anniversary date, provided that the director has attended at least 60% of the Board meetings held during the interim 12-month period; and (iv) for the grant of options to purchase 3,500 shares pertaining to directors who, on or after February 24, 2004, are elected or appointed as, or were already, a member of the Audit, Compensation and/or the Nominating Committees - 100 % of the options vest one year after the applicable committee anniversary date, provided that the director remains on said committee and has attended at least 60% of the applicable committee meetings held during the interim 12-month period.

During the fourth quarter of 2003, the Company engaged Bengt Algevik to perform certain business consultancy functions for which he received consideration, including reimbursement of travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed a director of the Company effective June 16, 2004.

COMPANY STOCK PRICE PERFORMANCE

The following performance graph assumes an investment of $100 on December 31, 2000, and compares the change to December 31, 2005, in the market prices of the Company’s common stock with the change in a broad market index (NASDAQ Stock Market – U.S.) and an industry index (S & P Application Software Index). The Company paid a cash dividend of $140,000 during the nine months ended December 31, 2000 and no dividends thereafter. The performance of the indices is shown on a total return (dividend reinvestment) basis. The graph lines merely connect the prices on the dates indicated, and do not reflect fluctuations between those dates.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG ARTEMIS INTERNATIONAL SOLUTIONS CORP.,

THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE S & P APPLICATION SOFTWARE INDEX

* $100 invested on 12/31/00 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth information with respect to beneficial ownership of the Company’s common stock as of February 28, 2006, for (i) each person known by the Company to beneficially own more than 5% of each class; (ii) each director and nominee for director; (iii) each Named Executive Officer (as defined above); and (iv) all of the Company’s executive officers and directors as a group. Except as indicated by footnote and applicable community property laws, the persons named in the table below are believed to have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the principal address of each stockholder listed below is c/o Artemis International Solutions Corporation, 4041 MacArthur Boulevard, Suite 401, Newport Beach, CA 92660.

NAME OF BENEFICIAL OWNER	TOTAL AMOUNT OF SHARES BENEFICIALLY OWNED (1)	PERCENTAGE OF COMMON STOCK BENEFICIALLY OWNED
Proha Plc (2)	7,977,062	77%
Maapallonkuja 1 A
FIN-02210 Espoo

Emancipation Capital LP (7)	1,678,984	14%
Trilogy Capital Holdings Corporation (8) (10)	1,376,904	12%
Directors and Executive Officers
Bengt-Åke Älgevik (5)	15,000	*
David Cairns (5)	22,000	*
Joseph Liemandt (5) (8) (9)	1,398,904	*
Michael Murphy (5)	33,000	*
Olof Odman (3) (4) (5)	32,980	*
Pekka Pere (3) (4) (5)	7,996,042	*
Charles F. Savoni (5)	24,500	*
Robert Stefanovich (5)	140,000	*
Patrick Ternier (4) (5)	253,600	*
All directors and executive officers as a group
(9 persons) (6)	562,060	5%

*  Less than 1%

(1)                                  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes that the persons named in the above table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(2)                                  Based upon information contained in a Form 13D/A dated November 20, 2001, filed with the SEC by Proha Plc on behalf of itself and related entities, such entity owns 7,977,062 shares of common stock.

(3)           This individual also serves on the board of directors of Proha Plc.

(4)                                  Director or executive officer disclaims beneficial ownership of 7,977,062 shares held by Proha Plc, except to the extent of his pecuniary interests in Proha Plc.

(5)                                  Includes the number of shares of common stock that could be acquired within sixty days of February 28, 2006, pursuant to outstanding stock options, as follows: Mr. Odman, 32,980 shares; Mr. Pere 18,980 shares; Mr. Liemandt 22,000 shares; Mr. Murphy 33,000 shares; Mr. Algevik 15,000 shares; Mr. Cairns 22,000 shares; Mr. Stefanovich 140,000 shares; Mr. Ternier 253,600 shares; Mr. Savoni 24,500 shares, and of the group 562,060 shares.

(6)                                  The shares beneficially owned by Proha Plc (7,977,062) and Trilogy Capital Holdings Corporation (1,376,904) are not included in this total as the respective directors disclaimed beneficial ownership per footnotes (4) and (9).

(7)                                  The principal address of Emancipation Capital LP, or EC, is 153 East 53rd Street, Suite 26B, New York, NY 10022. Emancipation Capital LLC acts as the general partner of EC and has voting and dispositive power over the securities held by EC. The managing member of Emancipation Capital LLC is Mr. Charles Frumberg. Emancipation Capital

LLC and Mr. Frumberg disclaim beneficial ownership of the securities held by EC, except for their pecuniary interest therein. The total shares beneficially owned by EC of 1,678,984 include 136,364 shares of common stock currently issuable to EC upon exercise of certain warrants that were fully vested and exerciseable on the issuance date and 152,284 shares of common stock issued upon exercise of other warrants.

(8)                                  Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.) is wholly owned by Trilogy, Inc. Mr. Liemandt is Chairman of the Board, President and CEO of Trilogy, Inc.

(9)                                  Director disclaims beneficial ownership of 1,376,904 shares held by Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.)

(10)                            The total shares beneficially owned by Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.) of 1,376,904, includes 113,636 shares of common stock currently issuable upon exercise of certain warrants that were fully vested and exerciseable on the issuance date and 126,904 shares of common stock issued upon exercise of other warrants.

Item 13.    Certain Relationships and Related Transactions

At December 31, 2005, 2004 and 2003, the Company had other net payables to Proha, which factoring in the common stock conversion rights of the holders of the Series A preferred stock owns approximately 53% of the Company’s outstanding common stock on a post-conversion basis, of $0.5 million, $0.4 million and $0.3 million, respectively.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was originally due on March 1, 2006 and accrued interest at 0.5 percentage points above the 3-month Euribor rate per annum, payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution. On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of its $3.1 million collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005). The first two installments were paid on their due dates and the final installment of approximately $0.8 million was made on April 1, 2005.

There are several related party agreements in place between Proha or its subsidiaries and investees and Artemis Finland as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other expenses based on headcount. The Office Allocation Charge approximated  $424,000, $431,000, and $341,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

•                  Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland. The Service Charge was zero for the years ended December 31, 2005 and 2004, and approximated $80,000 for the year ended December 31, 2003.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee approximated $0, $116,000 and $254,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $158,000, $173,000 and $229,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”). These Testing Services approximated $122,000, $175,000 and $225,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $41,000, $29,000 and $47,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). Artemis Finland has charged approximately $4,000, $0 and $0 to ProCountor for such software development services for the years ended December 31, 2005, 2004 and 2003, respectively. ProCountor has provided certain software development services to Artemis Finland and charged a fee for use of a web-based travel and expense claims program of approximately $4,000, $20,000 and $11,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

On August 12, 2005, the Company’s wholly owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen), of which $1.7 million was outstanding at December 31, 2005. The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008. The proceeds from the loan were used to acquire certain intellectual property rights from the Company’s wholly owned subsidiary in the UK.

During the fourth quarter of 2003, the Company engaged Bengt-Ake Algevik to perform certain business consultancy functions for which he received consideration, including travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed a director of the Company effective June 16, 2004.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Squar, Milner, Reehl & Williamson LLP (“Squar Milner”) for the annual audit of our consolidated financial statements as of and for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Squar Milner during such periods:

	For the years ended December 31,
	2005	2004
	(in thousands)
Audit fees	340	$330
Audit related fees	9	110
Tax fees	50	50
All other fees	8	24
Total fees	$407	$514

Audit fees include all billings and out-of-pocket expenses related to the annual audit, quarterly and annual work related to the review of Forms 10-Q, 10-K and other SEC filings and the 401(k) audit. All amounts for audit and tax fees for 2005 listed in the table above are based on agreed upon fees and expenses. All amounts for 2004 listed in the table above are based on the actual fees and expenses incurred. Audit related expenses for 2004 principally represent the fees incurred for the consent reviews related to the S-1 filings.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee is responsible for pre-approving all audit and permitted non-audit services to be performed for us by our independent registered public accounting firm as outlined in the Audit Committee charter. Prior to engagement of the independent auditor for each year’s audit, management or the independent registered public accounting firm submits to the Audit Committee for approval an aggregate request of services expected to be rendered during that year, which the Audit Committee pre-approves. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm. The Audit Committee does not delegate to management its responsibility to pre-approve services to be performed by the independent registered public accounting firm.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)           (1) and (2) Documents filed as part of this Report.

1.                    Report of Squar, Milner, Reehl & Williamson LLP, Independent Registered Public Accounting Firm.

2.                    Consolidated Balance Sheets as of December 31, 2005 and 2004.

3.                    Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005.

4.                    Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive (Loss) for each of the three years in the period ended December 31, 2005.

5.                    Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005.

6.                    Notes to Consolidated Financial Statements.

(3)                                 Listing of Exhibits

Exhibit No.	Description
3.1.1*	Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.2*	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of OPUS360 Corporation.
3.1.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation (4).
3.1.4	Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock(6)
3.1.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Artemis International Solutions Corporation.
3.2*	Amended and Restated Bylaws of Artemis International Solutions Corporation (Incorporated by reference to Exhibit 3.1 to our Form 8-K dated September 13, 2002).
4.1*	Certificate for Shares.
10.1*	Lease Agreement dated August 10, 1999, between the Company and Samson Associates, LLC as amended.
10.2*	Modification and Extension of Lease dated August 6, 1999, between the Company and Royal Realty Corp.
10.3*	Employment Agreement dated April 1, 1999, between the Company and Ari B. Horowitz.
10.3.1*	Amendment to Employment Agreement of Ari B. Horowitz dated September 2, 1999.
10.3.2	Promissory Note of Ari B. Horowitz.(4)
10.3.3	Second Amendment to Employment Agreement of Ari B. Horowitz dated May 1, 2001.(4)
10.3.4	Third Amendment to Employment Agreement of Ari B. Horowitz dated July 31, 2001(4)
10.3.5	Fourth Amendment to Employment Agreement of Ari B. Horowitz dated January 10, 2003.(4)
10.5*	Loan and Security Agreement dated May 19, 1999, between Silicon Valley Bank and the Company.
10.6*	Loan and Security Agreement dated August 17, 1999, between Silicon Valley Bank and the Company.
10.7*	Amended and Restated Registration Rights Agreement dated March 16, 2000, among the Company and the security holders parties thereto.
10.8*	The Company’s 1998 Stock Option Plan.
10.9*	Letter Agreement dated October 15, 1999, between the Company and J.P. Morgan Corporation.(3)
10.10*	Letter Agreement dated November 21, 1999, between the Company and CareerPath.com, Inc.(3)
10.11*	Standard Form of FreeAgent e.office services agreement.
10.12*	Series A Securities Purchase Agreement dated December 24, 1998, among the Company and the signatories thereto.
10.13*	Series B Securities Purchase Agreement dated September 3, 1999, among the Company and the purchasers of the Series B Convertible Preferred Stock.
10.14*	Agreement and Plan of Merger dated May 27, 1999, among the Company, The Churchill Benefit Corporation, William Bahr and Churchill Acquisition Corp.
10.15*	Agreement and Plan of Merger dated January 30, 2000 among the Company, Opus PM Acquisition Corp., PeopleMover, Inc. and the other parties thereto.
10.16*	Agreement and Plan of Merger dated January 19, 2000 among the Company, Ithority Corporation and the other parties thereto.
10.17*	Asset Purchase Agreement dated as of January 12, 2000 among Brainstorm Interactive, Inc., the Company and the other parties thereto.

10.18*	Escrow Agreement dated as of February 24, 2000 among the Company, Suntrust Bank, James L. Jonassen and Ali Behnam.
10.19*	Escrow and Pledge Agreement dated as of January 19, 2000 among SunTrust Bank, the Company and the other parties thereto.
10.20*	Amended and Restated Employment Agreement dated February 2, 2000, between the Company and Richard S. Miller.
10.20.1	First Amendment to Amended and Restated Employment Agreement, between the Company and Richard Miller dated June 21, 2001.(4)
10.21*	Agreement between The Churchill Benefit Corporation and Automatic Data Processing.
10.22*	Employment Agreement dated February 29, 2000, between the Company and Allen Berger.
10.23*	Strategic Partner Registration Rights Agreement dated February 7, 2000 between the Company and Lucent Technologies Inc.
10.24*	The Company’s 2000 Stock Option Plan.
10.24.1	Amended and Restated 2000 Stock Option Plan(10).
10.25*	The Company’s 2000 Stock Option Plan for Non-Employee Directors.
10.25.1	Amended and Restated 2000 Stock Option Plan for Non-Employee Directors(10).
10.26*	The Company’s 2000 Employee Stock Purchase Plan.
10.27*	Registration Rights Agreement dated February 24, 2000 between the Company and the Opus PM security holders.
10.28*	PeopleMover, Inc. 1999 Stock Incentive Plan.
10.29*	Stock Purchase Agreement dated February 28, 2000, between the Company and Dell USA L.P.
10.30*	Form of Strategic Partner Registration Rights Agreement between the Company and Dell USA L.P.
10.33*	Amended and Restated Non-Statutory Option Agreement dated as of February 2, 2000 between the Company and Richard S. Miller.
10.34A	Amended and Restated Promissory Note of Richard S. Miller dated November 21, 2000.(4)
10.35*	Pledge Agreement between the Company and Richard S. Miller.
10.35A	Amended and Restated Pledge Agreement dated as of November 21, 2000 between the Company and Richard S. Miller.(4)
10.36*	Form of Agreement between the Company and the FreeAgent e.office employee.
10.40	Employment Agreement dated June 12, 2000 between the Company and Jeanne Murphy (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated June 30, 2000).(1)
10.40.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Jeanne Murphy.(4)
10.41	Employment Agreement dated September 7, 2000 between the Company and Peter Schwartz (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q dated December 31 2000).(1)
10.41.1	First Amendment to Employment Agreement dated July 31, 2001, between the Company and Peter Schwartz.(4)
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

10.45.1	First Amendment to Employment Agreement between the Company and Charles Savoni dated October 4, 2002.(4)
10.46	Employment agreement dated January 23, 2004 between the Company and Patrick Ternier.(8)
10.48	Employment Agreement dated October 9, 2002, between the Company and Robert Stefanovich.(4)
10.48.1	First Amendment to Employment Agreement dated October 9, 2002 between the Company and Robert Stefanovich.(5)
10.49	Secured Convertible Note dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.49.1	Amendment No. 1 to Convertible Note dated December 2, 2003 between the Company and Laurus Master Fund.(5)
10.49.2	Laurus Agreement, dated February 6, 2006, and amended March 9, 2006, between Laurus Master Fund, Ltd. and Artemis International Solutions Corporation. (11)
10.50	Security Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.50.1	Amendment No. 1 to Security Agreement dated July 20, 2004, between the Company and Laurus Master Fund.(7)

10.51	Common Stock Purchase Warrant dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.52	Registration Rights Agreement dated August 14, 2003 between the Company and Laurus Master Fund, Ltd.(2)
10.52.1	Amendment No. 1 to Registration Rights Agreement dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.53	Securities Purchase Agreement dated June 16, 2004, between the Company and the Buyers.(6)
10.54	Registration Rights Agreement, dated June 16, 2004, between the Company and the Buyers.(6)
10.55	Escrow Agreement, dated June 16, 2004, between the Company, Emancipation Capital LP, and Wachovia Bank.(6)
10.56	Common Stock Purchase Agreement, dated June 16, 2004.(6)
10.57	Common Stock Purchase Agreement, dated June 16, 2004.(6)
10.58	Restructuring Agreement dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.59	Secured Convertible Minimum Borrowing Note dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.60	Secured Revolving Note dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.61	Waiver and Release dated July 30, 2004, between the Company and Laurus Master Fund.(7)
10.62	Payment Schedule Agreement, dated as of January 11, 2005, between Artemis Finland Oy and Proha Plc.(9)
10.63	Agreement and Plan of Merger, dated as of March 10, 2006, between Artemis International Solutions Corporation and the wholly-owned subsidiary of Trilogy, Inc., RCN Acquisition, Inc. (11)
10.64	Voting Agreement, dated March 10, 2006, between RCN Acquisition, Inc., Proha Plc and the Series A Preferred Stockholders of the Company. (11)
10.65	Proha Agreement, dated March 10, 2006, between Proha Plc and Artemis International Solutions Corporation. (11)
14.1	Code of Business Conduct and Ethics Policy.(5)
14.2	Code of Ethics For Senior Financial Officers.(5)
24.1	Powers of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13A-14 and 15D-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(7)                                  Incorporated by reference to Artemis’ Report on Form 10-Q for the quarterly period ended June 30, 2004—File No. 000-29793.

(8)                                  Incorporated by reference to Artemis’ Report on Form 10-Q for the quarterly period ended September 30, 2004—File No. 000-29793.

(9)                                  Incorporated by reference to Artemis’ Report on Form 8-K filed with the SEC January 14, 2005—File No. 000-29793.

(10)                            Incorporated by reference to Artemis’ Definitive Proxy Statement on Schedule 14A filed with the SEC on October 25, 2004 – File No. 000-29793.

(11)                            Incorporated by reference to Artemis’ Report on Form 8-K filed with the SEC March 14, 2006—File No. 000-29793.

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
Date: March 31, 2006

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Company and in the capacities and on the dates indicated have signed this Report below.

Date:	March 31, 2006	/s/ Patrick Ternier
Patrick Ternier, President and Chief Executive Officer (principal executive officer)

Date:	March 31, 2006	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Executive Vice President and Chief Financial Officer (principal accounting officer)

Date:	March 31, 2006	/s/ Pekka Pere
Pekka Pere, Director

Date:	March 31, 2006	/s/ Bengt Algevik
Bengt Algevik, Director

Date:	March 31, 2006	/s/ David Cairns
David Cairns, Director

Date:	March 31, 2006	/s/ Joseph Liemandt
Joseph Liemandt, Director

Date:	March 31, 2006	/s/ Michael Murphy
Michael Murphy, Director

Date:	March 31, 2006	/s/ Olof Odman
Olof Odman, Director

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Artemis International Solutions Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Artemis International Solutions Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders equity (deficit) and comprehensive (loss) and cash flows for each of the three years in the period ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company had negative working capital of approximately $5.6 million and an accumulated deficit of approximately $96.7 million at December 31, 2005, and experienced negative operating cash flow in both 2004 and 2003. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Reehl & Williamson, LLP

Newport Beach, California
March 17, 2006

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,057	$3,720
Trade accounts receivable, net	9,478	12,041
Other accounts receivable	572	709
Prepaid expenses	1,365	1,313
Other current assets	136	379
Total current assets	15,608	18,162

Property and equipment, net of accumulated depreciation and amortization	491	1,008
Intangible assets, net of accumulated amortization	—	1,489
Investment in affiliates and other assets	978	1,661
Total assets	$17,077	$22,320

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,122	$2,881
Due to related party	493	376
Accrued liabilities	3,012	4,385
Accrued payroll and related taxes	5,199	5,360
Deferred revenue	4,877	5,047
Short-term debt and lines of credit, net	3,871	3,512
Current portion of long-term debt	611	21
Total current liabilities	21,185	21,582

Accrued pension and other liabilities	5,106	4,465
Deferred taxes	—	160
Long-term debt, less current portion	1,498	1,918
Total liabilities	27,789	28,125

Commitments and contingencies (Notes 7, 16 and 20)

Stockholders’ deficit:

Series A convertible preferred stock, liquidation preference of $9,000, $0.001 par value, 25,000,000 shares authorized, 4,090,909 shares issued and outstanding	4	4
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,877,087 shares issued and outstanding as of December 31, 2005; 10,245,233 shares issued and outstanding at December 31, 2004	11	10
Additional paid-in capital, net of issuance costs	90,357	89,616
Accumulated deficit	(96,721)	(92,676)
Accumulated other comprehensive (loss)	(4,363)	(2,759)
Total stockholders’ (deficit)	(10,712)	(5,805)
Total liabilities and stockholders’ deficit	$17,077	$22,320

The accompanying notes are an integral part of these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2005	2004	2003
	(in thousands, except per share amounts)

Revenue:
Software	$11,487	$13,055	$13,286
Support	17,248	17,186	16,568
Services	18,630	22,204	27,437
	47,365	52,445	57,291

Cost of revenue:
Software	447	232	677
Support	4,990	5,676	5,102
Services	14,973	17,582	20,250
	20,410	23,490	26,029

Gross margin	26,955	28,955	31,262

Operating expenses:
Selling and marketing	14,877	14,327	15,942
Research and development	7,862	7,710	8,152
General and administrative	7,375	8,701	11,142
Amortization expense	1,489	4,117	4,118
Impairment charge	—	913	—
Restructuring charges	—	2,740	—
	31,603	38,508	39,354

Operating loss	(4,648)	(9,553)	(8,092)

Interest expense, net	747	502	192
Equity in net (income) loss of unconsolidated affiliates	—	(49)	318
Gain on sale of subsidiaries and investee	—	—	(393)
Other (income) expense, net	(1,310)	(95)	91
Foreign exchange gain	(745)	(394)	(708)
	(1,308)	(36)	(500)

Loss before income taxes	(3,340)	(9,517)	(7,592)

Income tax expense	705	168	299
Net loss	$(4,045)	$(9,685)	$(7,891)

Loss per common share:
Basic	$(0.38)	$(0.97)	$(0.79)
Diluted	$(0.38)	$(0.97)	$(0.79)

Weighted average common shares used in computing loss per common share:
Basic	10,717	9,988	9,965
Diluted	10,717	9,988	9,965

The accompanying notes are an integral part of these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE (LOSS)
For the Period January 1, 2003 to December 31, 2005
(in thousands)

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
							(As Restated)
Balance January 1, 2003	9,965	$10	—	—	$80,833	$(75,100)	$(1,022)	$4,721
Net loss	—	—	—	—	—	(7,891)	—	(7,891)
Foreign currency translation adjustment	—	—	—	—	—	—	(240)	(240)
Comprehensive loss (as restated)	—	—	—	—	—	—	—	(8,131)
Warrants issued	—	—	—	—	237	—	—	237
Balance December 31, 2003	9,965	10	—	—	81,070	(82,991)	(1,262)	(3,173)
Net loss	—	—	—	—	—	(9,685)	—	(9,685)
Foreign currency translation adjustment	—	—	—	—	—	—	(443)	(443)
Adjustment related to UK pension plan *	—	—	—	—	—	—	(1,054)	(1,054)
Comprehensive loss	—	—	—	—	—	—	—	(11,182)
Issuance of Series A preferred stock	—	—	4,091	4	8,546	—		8,550
Exercise of additional warrants	280	—	—	—	—	—	—	—
Balance December 31, 2004	10,245	10	4,091	4	89,616	(92,676)	(2,759)	(5,805)
Net loss	—	—	—	—	—	(4,045)	—	(4,045)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,074)	(1,074)
Adjustment related to UK pension plan *	—	—	—	—	—	—	(530)	(530)
Comprehensive loss	—	—	—	—	—	—	—	(5,649)
Exercise of additional warrants, options and conversion of debt	632	1	—	—	741	—	—	742
Balance December 31, 2005	10,877	$11	4,091	$4	$90,357	$(96,721)	$(4,363)	$(10,712)

The accompanying notes are an integral part of these consolidated financial statements.

* This adjustment records the additional minimum liability as further explained in Note 9 to these consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2005	2004	2003
	(in thousands)
Cash flow from operating activities:
Net loss	$(4,045)	$(9,685)	$(7,891)
Adjustments to reconcile net loss to net cash provided by or used in operating activities:
Depreciation and amortization	1,896	4,620	5,077
Equity in net loss (income) of unconsolidated affiliates	—	(49)	318
Gain on sale of subsidiaries and investee	(756)	—	(393)
Write-off of impaired asset	—	914	—
Disposition of assets	60	(16)	(91)
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	2,563	1,587	965
(Increase) decrease in prepaid expenses and other assets	938	412	(218)
Increase (decrease) in deferred revenues	(170)	(2,180)	(747)
Increase in amount due to related party	117	32	16
Decrease in accounts payable, accrued expenses, and other liabilities	(593)	(3,928)	(1,413)
Net cash provided by (used in) operating activities	10	(8,293)	(4,377)

Cash flow from investing activities:
Capital expenditures, net	(169)	(303)	(473)
Proceeds from sale of subsidiaries and investee	829	—	289
Net cash provided by (used in) investing activities	660	(303)	(184)

Cash flow from financing activities:
Proceeds from exercise of stock options and warrants, net of taxes	108	—	—
Proceeds from the issuance of convertible preferred stock, net of of issuance costs	—	8,550	—
Net increase in short term borrowings	949	22	226
Increase in long term borrowings	214	1,594	—
Payments of debt and capital leases	—	—	(598)
Net cash provided by (used in) financing activities	1,271	10,166	(372)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(1,604)	(443)	(240)

Net increase (decrease) in cash and cash equivalents	337	1,127	(5,173)

Cash and cash equivalents at the beginning of the year	3,720	2,593	7,766

Cash and cash equivalents at the end of the year	$4,057	$3,720	$2,593

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

Customers use the Company’s software and services in such key areas as (i) developing new products such as pharmaceuticals, (ii) IT management and governance, (iii) maintaining nuclear power stations, (iv) managing defense programs such as the Joint Strike Fighter program for the US government, and (v) helping governmental agencies promote business efficiency through better alignment and allocation of resources. The Company has an international distribution network in 44 countries.

As of December 31, 2005, approximately 73% (or 53%, assuming conversion of all preferred stock) of the Company’s outstanding common stock was owned by Proha Plc (“Proha”), a Finnish Company.

Artemis’ common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI”.

Liquidity and Going Concern Considerations

The Company’s independent registered public accounting firm has included a “going concern” explanatory paragraph in their audit report on the December 31, 2005 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Accordingly, such financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result, should the Company be unable to continue as a going concern. At December 31, 2005, the Company’s current liabilities exceeded current assets by approximately $5.6 million and the Company reported a cash balance of $4.1 million. Operating cash flow was positive in the amount of $0.2 million for the year ended December 31, 2005. The Company has taken a number of actions to improve its financial strength and cash availability including but not limited to discretionary restructuring actions taken in 2003 and non-discretionary restructuring actions taken in 2004 (see Note 18). On June 16, 2004, the Company completed a private placement of $9.0 million of convertible preferred stock (see Note 14) as a means to strengthen the Company’s financial position.

Prior to the private placement, the Company entered into a $5.0 million asset-based lending facility with Laurus Master Fund, Ltd (“Laurus”) in August 2003, which was amended in July 2004 and March 2005 (see Note 6) to increase the Company’s financial flexibility. The Company also has other lending facilities available to certain of its subsidiaries, such as in Japan and France.

In early 2005, the Company reviewed various strategies to improve its capital structure and provide additional funding to meet the Company’s operational needs. After review of various alternatives, including but not limited to raising capital through the sale of additional equity by a private placement or a secondary offering, management engaged a financial advisor to assist in the sale of the Company. On March 10, 2006, the Company entered into a merger agreement with a wholly owned subsidiary of Trilogy, Inc. (see Note 20). The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in May 2006. If the merger is consummated, Artemis will become part of Trilogy’s recently announced Versata Group and cease to be publicly traded.

A summary of the Company’s future contractual obligations and commercial commitments as of December 31, 2005 is as follows:

	Year ending December 31,
	2006	2007	2008	2009	2010- thereafter	Total
	(in thousands)
Long-term debt	$659	$669	$524	$91	$167	$2,109
Obligations under non-cancellable operating leases	2,536	1,110	736	591	1,457	6,430
	$3,195	$1,779	$1,260	$682	$1,624	$8,539

Reverse Stock Split

On February 7, 2003, the Company effected a one for twenty-five reverse stock split of its outstanding common stock. All information regarding common stock, stock options, warrants and related per share amounts has been restated within this annual report to reflect the reverse stock split.

Reclassifications

Certain prior year information has been reclassified to conform to the 2005 presentation. These reclassifications did not effect previously reported results of operations.

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions regarding revenue recognition, and the recoverability of intangible assets that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from those estimates.  Significant estimates made by management include, among others, valuation of deferred tax assets, allowance for uncollectible accounts receivable, revenue recognition, valuation and useful economic lives of intangible assets, accrued pension liabilities and certain other liabilities.

Revenue Recognition

The Company has adopted Statement of Position, or SOP, 97-2, Software Revenue Recognition (which supersedes SOP 91-1, Software Revenue Recognition), as well as SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions”, which amends SOP 97-2 and supercedes SOP 98-4.  As amended, SOP 97-2  generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative estimated fair value of each element. The estimated fair value of an element is based on vendor-specific objective evidence (“VSOE”). Software license revenue allocated to a software product is recognized upon delivery of the product or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple elements, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. The fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products that do not require significant customization to or modification of the underlying software code.

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

Software Development Costs

The costs incurred to develop computer software products to be sold or otherwise marketed are charged to expense until technological feasibility of the product has been established. Once technological feasibility of these software products has been established, computer software development costs are capitalized and reported at the lower of amortized cost or estimated net realizable value. When a product is ready for general release to the public, its capitalized costs are amortized using the straight-line method over a period not to exceed three years. Management believes that technological feasibility is not established until a beta version of the product exists. Costs incurred during the period from when a beta version is available until general release to the public have not been material. Accordingly, the Company has not capitalized any software development costs in 2005 or in prior years.

Financial Instruments

The carrying amount of the Company’s trade accounts receivable, trade accounts payable, accrued expenses, and credit facilities approximates their estimated fair value due to either the short-term maturities of those financial instruments or the fact that the credit facilities bear market interest rates.  In the opinion of management, the fair value of transactions with related parties cannot be estimated without incurring excessive cost; for that reason, the Company has not provided such disclosure.  However, information about related-party liabilities (such as the carrying amount, the interest rate, and the maturity date) and other related party transactions is provided, where applicable, elsewhere in these notes to the consolidated financial statements.

Financial instruments that subject the Company to credit risk include cash balances maintained in the United States in excess of the federal depository insurance limit.  Company accounts at U.S. financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.  See Note 13 for additional information on concentration of credit risk.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with original maturities of three months or less when purchased to be cash equivalents.

Allowance for Doubtful Accounts Receivable

We establish the allowance for doubtful accounts receivable based on our qualitative and quantitative review of credit profiles of our customers, contractual terms and conditions, current economic trends and historical payment, return and discount experience. We reassess the allowance for doubtful accounts receivable each period. If we made different judgments or utilized different estimates for any period, material differences in the amount and/or timing of such allowance could result.

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

Intangible Assets

Intangible assets at December 31, 2004 consisted entirely of acquired customer base carried at cost, which approximates estimated fair value at the time of purchase.   The cost assigned to this intangible asset was amortized on a straight-line basis over the estimated useful life of the asset, which was forty-two months from January 1, 2002.  Management believes that the straight-line method is appropriate for the Company’s customer list, given the caliber and nature of its customer relationships.  Substantially all intangible assets remaining at December 31, 2004 were fully amortized by July 2005.

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

Impairment of Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations, including amortizable intangible assets, when indicators of impairment are present.  In the event a condition is identified that may indicate an impairment issue, an assessment is performed using a variety of methodologies, including analysis of undiscounted future cash flows, estimates of sales proceeds and independent appraisals.  If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.  Assets to be disposed of are reported at the lower of the carrying value or estimated fair value, less cost estimated to sell.

During the fourth quarter of 2004, the Company reviewed its intangible assets for impairment in accordance with SFAS No. 144. As a result the Company fully impaired the intangible asset related to its prior core technology and recorded an impairment charge of approximately $0.9 million in the quarter ended December 31, 2004. No such impairment charges were recorded during the years ended December 31, 2005 or 2003 (See Note 5).

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

Translation of Foreign Currencies

Artemis uses the U.S. dollar as its functional currency.  Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year or other period presented. In accordance with SFAS No. 52, Foreign Currency Translation, translation adjustments are included as a component of stockholders’ deficit. The Company recorded a foreign exchange gain of $0.7 million, $0.4 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Stock-Based Compensation

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosure – an amendment of SFAS No. 123.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock-based employee compensation plans. APB No. 25 does not require options to be expensed when granted with an exercise price equal to or greater than the grant-date market value. The Company is complying with the disclosure requirements of SFAS No. 148.

Had the Company determined compensation cost based on the fair value at the grant date for its options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	For the years ended
	December 31,
	2005	2004	2003
	(in thousands, except per share data)

Net (loss) as reported	$(4,045)	$(9,685)	$(7,891)
Less: Total stock-based employee compensation expense determined using Black-Scholes model	(375)	(700)	(2,297)
Pro forma net (loss)	$(4,420)	$(10,385)	$(10,188)

Basic and diluted loss per common share:
As reported	$(0.38)	$(0.97)	$(0.79)
Pro forma	$(0.41)	$(1.04)	$(1.02)

The above table includes compensation expense related to stock options granted to employees during 2005, 2004 and prior years. The pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants, and includes an allowance for estimated forfeitures. The stock-based employee compensation expense and related pro forma per-share data for 2003 in the above table differ from the disclosure in the Company’s Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) in July 2004 as a result of correcting errors relating to the vesting provisions and other matters.

The following weighted average assumptions were used as applicable in the above table:

	For the years ended
	December 31,
	2005	2004	2003 (1)
Annual dividends	zero	zero	—
Expected volatility	99%	106%	—
Risk free interest rate	3.4%	1.4%	—
Expected life	5 years	5 years	—

(1) The Company did not grant any stock options during 2003.

Segment Information

The Company discloses information regarding segments in accordance with SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information.  SFAS No. 131 establishes standards for reporting financial information about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports.  The Company is managed, and financial information is developed on a geographical basis, rather than a product line basis.  Thus, the Company has provided segment information on a geographical basis (see Note 11).

Comprehensive Income/Loss

The Company reports comprehensive income/loss in accordance with SFAS No. 130, Reporting Comprehensive Income.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income/loss and its components.  SFAS No. 130 requires that unrealized holding gains and losses, net of related tax effects, on available-for-sale securities be reported as comprehensive income/loss until realized.  SFAS No. 87 requires that some or all of the additional minimum liability (as defined) related to defined benefit pension plans (see Note 9) be reported as comprehensive loss. Foreign currency translation gains and losses are also included in comprehensive income/loss in the accompanying consolidated statements of stockholders’ equity (deficit) and comprehensive (loss).

See Note 19 for discussion of the restatement of the December 31, 2003 consolidated statement of stockholders’ equity (deficit) and comprehensive (loss).

Post Employment Benefits

The Company records postemployment benefits in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. The Company discloses postemployment benefits in accordance with SFAS No. 132, Employers’ Disclosure about Pensions and Other Postemployment Benefits, as amended (see below).  SFAS No. 132 establishes standards for employers who provide benefits to former or inactive employees after employment but before retirement.  Postemployment benefits include, but are not limited to, salary continuation, supplemental employment benefits and disability related benefits.

Earnings/ Loss per Common Share

The Company calculates earnings or loss per common share in accordance with SFAS No. 128, Earnings Per Share.  Accordingly, basic loss per common share excludes dilution for potentially dilutive securities and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period (See Note 8). Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When a company is in a loss position, basic and diluted loss per common share is the same.

Significant Recent Accounting Pronouncements

In December 2003, the FASB issued a revision of SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits. This pronouncement (“SFAS No. 132-R”) expands employers’ disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, or No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. The defined benefit pension plan of the Company’s United Kingdom subsidiary is the Company’s only defined benefit post-retirement plan. Except for the transition rules governing interim-period disclosures, SFAS No. 132-R was effective for foreign pension plans for fiscal years ended after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods.

In December 2004, the FASB issued SFAS No. 123-R which replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of APB Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the fair-value method. The Company is required to apply SFAS No. 123-R as of the first interim reporting period that begins after December 31, 2005 under a rule adopted by the SEC on April 14, 2005 that amends the compliance dates of SFAS No. 123-R. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that were in a transition phase as of the effective date of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends

SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants and the SEC, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 2. Divestitures and Material Licensing Agreement

Sale of Assets of Software Productivity Research

In October 2003, the Company entered into an asset purchase agreement for the sale of its Software Productivity Research (“SPR”) operations. Total consideration received for the sale of SPR, including liabilities assumed by the buyer, was $0.4 million.

Sale of Changepoint France

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

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”). Pursuant to the Settlement, the Company received $0.8 million (including VAT of $0.1 million) and $0.6 million  (including VAT of $0.1 million) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company. As a result of the Settlement, the Company recognized a pretax gain of $0.8 million reported under the caption “Other (income) expense, net” in the Company’s consolidated statement of operations for the year ended December 31, 2005.

Licensing Agreement with Advanced Management Solutions

In December 2004, the Company entered into a definitive agreement (the “AMS Agreement”) with Advanced Management Solutions Inc. (“AMS”), a company providing Enterprise Project and Resource Management solutions, whereby (i) the Company obtained the worldwide exclusive right to use, market and grant sub-licenses with respect to certain software developed by AMS (the “AMS Software), (ii) AMS will provide additional development services under direction of the Company, and (iii) the Company obtained the right to purchase the AMS Software through November 30, 2006.

The initial term of the software license ends November 30, 2007, and is renewable for one additional three-year term. The Company has agreed on certain minimum royalty payments to secure worldwide exclusivity. Also as part of the transaction, the Company agreed to pay AMS $0.5 million to secure the option to purchase the AMS Software. This option fee was paid by the Company to AMS in April 2005 and is non-recoverable. The option fee was capitalized and recorded under the caption “Investment in affiliates and other assets” in the accompanying consolidated balance sheet at December 31, 2005 and is being amortized over the option term through November 30, 2006. The purchase price for the AMS Software is $2.5 million and is payable in two annual installments, should the Company elect to exercise such option.

Further, the Company has agreed to fund the additional development work with $0.5 million to be paid in five installments. The Company made payments of $0.1 million each in December 2004 and October 2005.

Note 3. Trade Accounts Receivable

At December 31, 2005 and 2004 the breakdown of trade accounts receivable was as follows:

	December 31,
	2005	2004
	(in thousands)
Americas	$981	$1,927
EMEA	7,918	8,832
Japan	335	958
Asia	244	324
Total trade account receivables, net	$9,478	$12,041

Changes in the allowance for doubtful accounts receivable were as follows:

	For the years ended December 31,
	2005	2004
	(in thousands)
Beginning balance	$(265)	$(299)
Provision for doubtful accounts	59	(58)
Write-offs	4	92
Ending balance	$(202)	$(265)

Note 4. Property and Equipment

At December 31, 2005 and 2004, Property and equipment consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Computer hardware	$4,853	$5,550
Computer software	1,515	1,671
Leasehold improvements	305	345
Furniture and fixtures	951	1,052
Other	42	51
	7,666	8,669
Less accumulated depreciation and amortization	(7,175)	(7,661)
Total	$491	$1,008

Note 5. Intangible Assets

At December 31, 2005 and 2004, intangible assets consisted of the following:

	December 31,
	2005	2004
	(in thousands)
Customer base	$9,163	$9,163
Less accumulated amortization	(9,163)	(7,674)
Total	$—	$1,489

Intangible assets are amortized on a straight-line basis over their expected useful lives and were fully amortized in July of 2005. During the fourth quarter of 2004, the Company evaluated the carrying values of its intangible assets and recorded an impairment charge of approximately $0.9 million on current technologies, representing the remaining unamortized balance. Accordingly, intangible assets and related accumulated amortization consisted entirely of the customer base at December 31, 2005 and 2004. During the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $1.5 million, $4.1 million and $4.1 million in amortization expense.

Patents do not protect the Company’s proprietary products. However, to protect the Company’s intellectual property rights, the Company licenses its software products and requires its customers to enter into license agreements that impose restrictions on their ability to utilize the software or transfer it to other users. Additionally, the Company seeks to avoid disclosure of its trade secrets through a number of means, including, but not limited to, requiring those persons with access to the Company’s proprietary information to execute confidentiality agreements with the Company and restricting access to the Company’s source code. In addition, the Company protects its software, documentation, templates and other written materials under trademark, trade secret and copyright laws. Even with all of these efforts, there can be no assurance that such precautions will provide meaningful protection from competition or that competitors will not independently be able to develop similar technology. If, in the future, litigation is necessary to enforce the Company’s intellectual property rights, to protect the Company’s trade secrets, or to determine the validity and scope of the proprietary rights of others, such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company’s business, operating results and/or financial condition. Ultimately, the Company may be unable, for financial or other reasons, to enforce its rights under the various intellectual property laws as described above. In addition, the laws of certain foreign countries in which the Company’s products are or may be licensed may not protect the Company’s intellectual property rights to the same extent as laws of the United States.

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

On August 14, 2003, the Company entered into an agreement with Laurus and received a $5.0 million revolving credit facility (the “Laurus Facility”) in the form of a three-year convertible note (the “Secured Convertible Note”) secured by an interest in all of the Company’s property and assets located in the United States (US) and the United Kingdom (UK), except for intellectual property rights. Borrowings under the Laurus Facility were based on the balance of eligible trade accounts receivable reported by the Company’s operating entities in the US and the UK. The Laurus Facility was to automatically renew every three years unless cancelled by either party. In conjunction with this transaction, Laurus was paid a fee of $175,000 and received a ten-year transferable warrant (the “Laurus Warrant”) to purchase 125,000 shares of the Company’s common stock. The estimated fair value of the Laurus Warrant of approximately $237,000 has been treated as additional interest expense and is being amortized over the three-year life of the Laurus Facility, unless terminated earlier. The fair value of the Laurus Warrant was estimated based on the following assumptions: expected volatility: 272%; dividends: zero; risk free interest rate: 2.6%; and expected life of the warrant: five years. The warrant permits Laurus to purchase up to 50,000, 50,000, and 25,000 shares of the Company’s common stock at exercise prices of $3.41, $4.10, and $4.78 per share, respectively. The Laurus Warrant exercise price and the number of shares underlying the warrant are subject to anti-dilution adjustments for stock splits, combinations and dividends.

In June 2004, the Company used $2.2 million of the net proceeds of the private placement of $9.0 million of convertible preferred stock (the “Preferred Series A Financing”) completed on June 16, 2004 (see Note 14) to reduce the amount outstanding under the Laurus Facility from $3.5 million to $1.3 million. On July 30, 2004, the Company and Laurus agreed to amend the Laurus Facility by replacing the Secured Convertible Note of up to $5.0 million with a Secured Convertible Minimum Borrowing Note (the “Minimum Borrowing Note”) in the amount of $1.5 million and a Secured Revolving Note of up to $3.5 million (collectively the “Laurus Restructuring”). Effective upon the execution of the Laurus Restructuring documents, the $1.3 million outstanding under the Laurus Facility was incorporated as monies provided by Laurus under the Minimum Borrowing Note. In August 2004, Laurus provided Artemis an additional $0.2 million under the Minimum Borrowing Note, thereby exhausting the funds available to Artemis under the Minimum Borrowing Note.

The Minimum Borrowing Note was due on August 26, 2006 and is convertible into common stock of the Company at the option of the holder at the following prices: 190,000 shares at $1.45 per share, 190,000 shares at $1.81 per share, and 342,646 shares at $2.57 per share, totaling 722,646 shares of common stock of the Company. Loans exceeding $1.5 million may be available to the Company under the Secured Revolving Note, based on the balance of the Company’s eligible trade accounts receivable. If the balance on the Minimum Borrowing Note is zero, such portion of the balance of the Secured Revolving Note that exceeds $1.0 million shall be deemed to be extinguished on the Secured Revolving Note and transferred to a new serialized Minimum Borrowing Note. Once a new serialized Minimum Borrowing Note reaches $1.5 million, the Company is required to file a registration statement with the SEC to register the shares underlying such note. Thereafter, except as amended on March 31, 2005 (see below), the conversion price adjusts to 105% of the average closing market price of the Company’s common stock for the five trading days immediately preceding each additional serialized $1.5 million Minimum Borrowing Note. All of the aforementioned conversion prices are subject to an anti-dilution provision in the form of a price protection clause. Under the terms of the related agreement, absent an event of default as defined, conversion of the

Minimum Borrowing Note into the Company’s common stock may not result in beneficial ownership by Laurus (including shares issuable under the warrants issued to Laurus in conjunction with the Laurus Facility that are exercisable within sixty days of any determination date) of more than 2.5% of the Company’s outstanding common stock. The Minimum Borrowing Note has a 30% prepayment penalty. Any loans under the Secured Revolving Note are convertible only in the event of a default. The Company currently has no loans outstanding under the Secured Revolving Note.

During 2005, Laurus converted $635,000 of the outstanding $1.5 million Minimum Borrowing Note in exchange for 385,978 shares of the Company’s common stock, leaving $865,000 outstanding under the Minimum Borrowing Note as of December 31, 2005 which is classified as “Short-term debt and line of credit, net” in the accompanying consolidated balance sheet.

On March 31, 2005, the Company and Laurus executed a Waiver Letter and Amendment (the “Letter Agreement”). Pursuant to the terms of the Letter Agreement, the Company received $2,850,000, net of fees of $150,000, on March 31, 2005 in the form of a revolving credit advance (the “Advance”) under the existing $5.0 million facility with Laurus. The Advance bears interest of one percent (1.00%) per month and becomes due on January 1, 2006. At December 31, 2005, the Advance of $3.0 million is classified as “Short-term debt and line of credit, net” in the accompanying consolidated balance sheet. The parties further agreed that the conversion price with respect to the next Minimum Borrowing Note (as defined in Amendment No. 1 to the Security Agreement, dated July 30, 2004) as may be issued after March 31, 2005 shall be equal to the lesser of (i) $2.92 per share or (ii) 105% of the volume weighted average closing price for the Company’s common stock on the principal market (or on any securities exchange or other securities market on which the common stock is then listed or quoted) for the five trading days immediately prior to the $1,500,000 aggregation of such new Minimum Borrowing Note.

On March 9, 2006, the Company agreed with Laurus to repay the Advance of $3.0 million and the principal outstanding under the Minimum Borrowing Note of $865,000, plus accrued interest on the earlier of the effective date of the merger transaction described in Note 20, or June 16, 2006. The Company also agreed to pay an additional $110,000 in exchange for the cancellation of warrants owned by Laurus and any prepayment penalties under the agreements with Laurus.

On March 1, 2004, the Company’s wholly owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million which was repaid in 2005 (See Note 12).

On August 12, 2005, the Company’s wholly owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen). The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008. The proceeds from the loan were used to acquire certain intellectual property rights from the Company’s wholly owned subsidiary in the UK. At December 31, 2005, $1.7 million was outstanding of which $0.6 million is classified under “Current portion of long-term debt” and $1.1 million is classified under “Long-tern debt, less current portion” in the accompanying consolidated balance sheet.

Interest paid for the years ended December 31, 2005, 2004 and 2003 was approximately $0.8 million, $0.3 million and $0.1 million, respectively.

A summary of the Company’s long-term debt at December 31, 2005 and 2004 is as follows:

	December 31,
	2005	2004
	(in thousands)

Bank Loan – Artemis Japan, bearing annual interest of 1.95% payable through July 31, 2008	$1,746	$—

Finnish Government installment loans for development of software products and Artemis Finland Pension Fund	355	439

Laurus Minimum Convertible Borrowing Note, average effective annual interest rate of prime plus 0.75% from July 30, 2004. The note was due on August 26, 2006 (A).	—	1,500

Other long-term liabilities	8	—
	$2,109	$1,939
Less current portion of long term debt	(611)	(21)
Long term debt, less current portion	$1,498	$1,918

(A) On March 9, 2006, the Company agreed to repay the amount outstanding under the Minimum Borrowing Note no later than June 16, 2006; see Note 20.

See Note 12 for other related party debt transactions.

Note 7. Commitments

The Company leases certain facilities and equipment under non-cancelable operating lease agreements. Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $2.7 million, $3.0 million and $3.9 million, respectively.

As of December 31, 2005, future minimum rental commitments for the above operating leases are as follows:

Year ending December 31,	(in thousands)
2006	$2,536
2007	1,110
2008	736
2009	591
2010	554
Thereafter	903
Total	$6,430

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

Note 8. Loss Per Common Share

The following table sets forth the computation of basic and diluted loss per common share:

	For the years ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Numerator:
Net loss	$(4,045)	$(9,685)	$(7,891)

Denominator:
Weighted average outstanding shares of common stock	10,717	9,988	9,965
Common stock and equivalents	10,717	9,988	9,965

Loss per common share:
Basic	$(0.38)	$(0.97)	$(0.79)

Diluted	$(0.38)	$(0.97)	$(0.79)

Diluted loss per common share for the years ended December 31, 2005, 2004 and 2003 does not include the effect of stock options and warrants (see Note 15) since their effect would be anti-dilutive.  Options and warrants outstanding at December 31, 2005, 2004 and 2003 approximated 2.3 million, 2.5 million and 1.2 million, respectively.

Note 9. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 15% of their annual compensation with an annual maximum of $14,000 for calendar 2005. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $79,000, $54,000 and zero during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom (“UK”) subsidiary. Company contributions are based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the years ended December 31, 2005, 2004 and 2003 were $0.3 million, $0.5 million and $0.2 million, respectively. The Company uses a December 31 measurement date for this defined benefit pension plan.

Net periodic benefit cost included the following components:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$306	$261	$191
Interest cost	603	517	388
Expected return on plan assets	(538)	(474)	(311)
Amortization of unrecognized actuarial net loss	122	141	117
	$493	$445	$385

Other pension data follows:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,607	$8,935	$6,281
Effect of exchange rate fluctuations	(1,360)	758	731
Service cost	306	261	191
Interest cost	603	517	388
Plan participant’s cost	105	113	107
Actuarial loss	1,994	854	1,030
Amendments	—	212	—
Benefits paid, net *	(101)	(43)	207
Benefit obligation at end of year	$13,154	$11,607	$8,935

Change in Plan Assets
Fair value of plan assets at beginning of year	$7,870	$6,065	$4,108
Effect of exchange rate fluctuations	(945)	514	445
Actual return on plan assets	1,664	769	949
Employer contribution	313	452	249
Plan participants’ contributions	105	113	107
Benefits paid, net *	(101)	(43)	207
Fair value of plan assets at end of year	$8,906	$7,870	$6,065

* Benefits paid are net of transfers from other pension arrangements.

	December 31,
	2005	2004	2003
	(in thousands)
Reconciliation of Funded Status
Excess of benefit obligation over fair value of plan assets	$(4,248)	$(3,737)	$(2,870)
Unrecognized acturial net loss	3,483	3,110	2,270
	$(765)	$(627)	$(600)

Amounts recognized consist of:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Accrued benefit cost	$(3,408)	$(2,740)	$(1,659)
Accumulated other comprehensive loss	2,643	2,113	1,059
Net amount recognized	$(765)	$(627)	$(600)

The increase in the additional minimum liability included in other comprehensive loss approximated $0.5 million, $1.1 million and zero for the years ended December 31, 2005, 2004 and 2003, respectively.

Additional information

	December 31,
	2005	2004	2003
	(in thousands)
Pension benefit obligation	$13,154	$11,607	$8,935
Accumulated benefit obligation	12,489	10,861	7,734
Fair value of plan assets	8,906	7,870	6,065

The primary actuarial assumptions used in determining pension benefit obligations and net periodic benefit cost were as follows:

	For the years ended December 31,
	2005	2004	2003
Discount rate	5%	5%	5%
Increase in future compensation	4%	4%	5%
Expected long-term return on plan assets	7%	7%	7%

The Company’s pension plan weighted-average asset allocation at December 31, 2005, 2004 and 2003 by asset category is as follows:

	2005	2004	2003
Equities	81%	85%	83%
Debt securities	5%	10%	12%
Real estate	0%	0%	3%
Other	14%	5%	2%
	100%	100%	100%

The defined benefit pension plan’s assets are invested in the “Discretionary Fund,” which is a mutual fund that is actively managed by Prudential M&G - the UK affiliate of Prudential’s international investment management group.  The Discretionary Fund (the “Fund”), which was launched in 1983, had total assets of approximately $1.8 billion as of December 31, 2005.  The Fund’s equity investments are diversified among stocks representing most segments of the market, reflecting its conservative approach; at December 31, 2005, the Fund’s largest holding was less than 5% of its total assets.  In addition to active stock selection, asset allocation decisions are made in an attempt to add value relative to the Fund’s benchmark.  At the end of calendar 2005,  the Fund reduced its allocation to equities in Europe and Japan, and correspondingly increased its cash position. Fund management has maintained its general preference for equities over bonds, while the higher-than-average cash position offsets the below-average real estate holdings. Approximately 50% of the Fund’s assets were invested in UK equities as of December 31, 2005, with an additional 14% allocated to securities of companies in other Western Europen countries and 8% invested in North American companies.

At the December 31, 2005 British pound/U.S. dollar exchange rate, the pension plan’s actuary estimates that the Company’s contribution to its UK pension plan for calendar 2006 will approximate $300,000.

The following benefits, which reflect expected future service as appropriate, are expected to be paid:

Year	Amount
(in thousands)
2006	$98
2007	144
2008	162
2009	191
2010	251
2011 - 2015	1,576

Accounting for the Company’s defined benefit pension plan described above requires that an additional minimum liability (as defined) be recorded when certain conditions are met at the balance sheet date. Since the Company’s unrecognized prior service cost was nil at December 31, 2005 and 2004, the increase in such liability was charged directly to stockholders’ deficit as a component of other comprehensive loss.

In July 2004, the Company revised certain disclosures in the above tables relating to the December 31, 2003 funded status of the pension plan and the fair value of the pension plan’s assets. The differences principally resulted from the combination of a mathematical error and misapplication of certain financial-statement disclosure requirements. Since the related amounts were properly reported in the previously issued financial statements, the amended disclosures described in this paragraph did not effect the accompanying consolidated financial statements.

Note 10. Income Taxes

The components of the income tax expense are presented below:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Current	$865	$488	$648
Deferred taxes	(160)	(320)	(349)

Total expense	$705	$168	$299

For the year ended December 31, 2005, current income tax expense consists of approximately $0.8 million of foreign expense and approximately $0.1 million of state expense.  The difference between the total expected tax benefit using the federal statutory rate of 34% and the actual tax expense for the years ended December 31, 2005, 2004 and 2003 is accounted for as follows:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Expected federal income tax benefit	$(1,341)	$(2,880)	$(2,581)
Effect of permanent differences	8	17	(95)
State income tax expense (net of federal benefit)	(94)	43	24
Other	57	368	(344)
Change in valuation allowance	2,075	(261)	3,295
Reversal of timing difference associated with forfeited stock options	—	2,881	—

Income tax expense	$705	$168	$299

Loss before income taxes is analyzed as follows:

	For the years ended December 31,
	2005	2004	2003
	(in thousands)
Domestic	$(5,145)	$(8,538)	$(7,654)
Foreign	1,805	(979)	62
Total loss before income taxes	$(3,340)	$(9,517)	$(7,592)

The components of the net accumulated deferred income tax assets/(liabilities) as of December 31, 2005, 2004 and 2003 are as follows:

	December 31,
	2005	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,871	$10,011	$9,035
Stock option expense	—	—	2,129
Expenses based on issuance of stock options	—	—	752
Accumulated depreciation and amortization	1,627	1,828	—
Allowance for doubtful accounts	17	16	27
Accrued expenses	256	277	315
	13,771	12,132	12,258
Deferred tax liabilities	—	(595)	(380)
Subtotal	13,771	11,537	11,878
Valuation allowance	(13,771)	(11,697)	(12,358)
Net deferred tax liability	$—	$(160)	$(480)

The components of deferred tax liabilities at December 31, 2004 and 2003 relate primarily to recording non-deductible intangible assets from the acquisition of Legacy Artemis by Proha in August 2000 and the contribution of businesses to Legacy Artemis by Proha in December 2000.

Income taxes paid for the years ended December 31, 2005, 2004 and 2003 were less than $0.9 million for each year.  The Company has a U.S. federal tax net operating loss carry forward (“NOL”) of approximately $32 million at December 31, 2005 that begins expiring in 2009 and U.S. state NOL’s with expiration dates ranging from five to 20 years. Foreign NOL’s that may be allowed under the tax laws in applicable foreign countries are not significant.

The utilization of some or all of the domestic NOL’s may be severely restricted now or in the future by the change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended.

In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effects of the American Jobs Creation Act of 2004 (the “Act”) on its plan for reinvestment or repatriation of foreign earnings for the purposes of applying SFAS No. 109. The Company has not yet completed evaluating the impact of the repatriation provisions of the Act. Given the preliminary stage of the Company’s evaluation, it is not possible at this time to determine what impact (if any) the repatriation provisions will have on the consolidated income tax accruals or the Company’s effective income tax rate. Accordingly, as provided by FSP 109-2, the Company has not adjusted its income tax expense or deferred tax liability to reflect the repatriation provisions of the Act.

Note 11: Segment and Geographic Information

Income from operations is assigned by region based upon management responsibility for such items.  The Company redesigned its management responsibilities in early 2004 to cover four geographic areas: Americas, EMEA (Europe, Middle East, and Africa), Japan, and Asia. An executive vice president of the Company manages each geographic area. The following table presents information about the Company’s operations by geographic area for each of the years ended December 31, 2005, 2004 and 2003:

Twelve Months Ended December 31, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$1,893	$7,537	$1,488	$569	$11,487
Support	4,987	10,110	1,844	307	17,248
Services	2,370	13,176	2,777	307	18,630
Total revenue	9,250	30,823	6,109	1,183	47,365

Cost of revenue:
Software	52	240	139	16	447
Support	1,361	3,274	288	67	4,990
Services	1,702	11,365	1,593	313	14,973
Total cost of revenue	3,115	14,879	2,020	396	20,410

Gross margin	6,135	15,944	4,089	787	26,955

Operating expenses:
Selling & marketing	4,149	8,576	1,545	607	14,877
R&D	2,515	4,772	575	—	7,862
G&A	3,932	2,818	427	198	7,375
Amortization expense	1,489	—	—	—	1,489
Total operating expenses	12,085	16,166	2,547	805	31,603

Operating income (loss)	$(5,950)	$(222)	$1,542	$(18)	$(4,648)

Twelve Months Ended December 31, 2004

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$3,506	$7,760	$1,220	$569	$13,055
Support	4,964	10,010	1,895	317	17,186
Services	3,569	15,974	2,081	580	22,204
Total revenue	12,039	33,744	5,196	1,466	52,445

Cost of revenue:
Software	58	74	88	12	232
Support	1,512	3,478	574	112	5,676
Services	2,836	13,124	1,321	301	17,582
Total cost of revenue	4,406	16,676	1,983	425	23,490

Gross margin	7,633	17,068	3,213	1,041	28,955

Operating expenses:
Selling & marketing	4,335	8,202	1,071	719	14,327
R&D	3,341	3,918	451	—	7,710
G&A	3,120	4,885	508	188	8,701
Amortization expense	4,117	—	—	—	4,117
Impairment charge	913	—	—	—	913
Restructuring charges	1,021	1,719	—	—	2,740
Total operating expenses	16,847	18,724	2,030	907	38,508

Operating income (loss)	$(9,214)	$(1,656)	$1,183	$134	$(9,553)

Twelve Months Ended December 31, 2003

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$2,652	$9,009	$1,157	$468	$13,286
Support	5,275	9,241	1,751	301	16,568
Services	7,715	16,173	3,165	384	27,437
Total revenue	15,642	34,423	6,073	1,153	57,291

Cost of revenue:
Software	134	369	149	25	677
Support	1,577	2,892	522	111	5,102
Services	5,246	12,968	1,718	318	20,250
Total cost of revenue	6,957	16,229	2,389	454	26,029

Gross margin	8,685	18,194	3,684	699	31,262

Operating expenses:
Selling & marketing	5,147	8,799	1,266	730	15,942
R&D	3,650	4,058	444	—	8,152
G&A	6,035	4,290	600	217	11,142
Amortization expense	4,118	—	—	—	4,118
Total operating expenses	18,950	17,147	2,310	947	39,354

Operating income (loss)	$(10,265)	$1,047	$1,374	$(248)	$(8,092)

Identifiable assets are assigned by region based upon management responsibility for such items.  The following table presents information about the Company’s identifiable assets by geographic region:

	December 31,
	2005	2004	2003
	(in thousands)
Americas	$2,130	$5,260	$10,477
EMEA	11,896	14,262	15,227
Japan	2,429	2,113	2,160
Asia	622	685	494
Consolidated	$17,077	$22,320	$28,358

See Note 13 for disclosures regarding major customers.

Note 12. Other Related Party Transactions

At December 31, 2005, 2004 and 2003, the Company had other net payables to Proha (which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 14), owns approximately 53% of the Company’s outstanding common stock on a post-conversion basis) of $0.5 million, $0.4 million and $0.3 million, respectively.

On March 1, 2004, Artemis Finland entered into a loan agreement with a financial institution in the amount of approximately $3.1 million. The loan was originally due on March 1, 2006 and accrued interest at 0.5 percentage points above the 3-month Euribor rate per annum, payable on a quarterly basis. The loan was secured by cash collateral provided by Proha equal to the loan amount and a security interest in substantially all of Artemis Finland’s assets. Artemis and Proha executed a letter of commitment, whereby Proha agreed to provide the Company sufficient advance notice of its intent to demand the return of its collateral from the financial institution. On October 11, 2004, the Company received a notification from Proha declaring its intent to demand the return of its $3.1 million collateral. Under this notification, the Company was required to repay the loan by January 10, 2005. On January 11, 2005, Artemis Finland and Proha informed the financial institution to use the cash collateral provided by Proha as the method by which Artemis Finland shall be deemed to have pre-paid the loan in full. Contemporaneously, Artemis Finland entered into a Payment Schedule Agreement (“Payment Agreement”) with Proha, whereby Proha effectively replaced the financial institution as the creditor and Artemis Finland agreed to pay Proha 2.5 million Euros in three installments (1.25 million Euros by January 17, 2005, 625,000 Euros by February 28, 2005 and 625,000 Euros by March 31, 2005). The first two installments were paid on their due dates and the final installment of approximately $0.8 million was made on April 1, 2005.

There are several related party agreements in place between Proha or its subsidiaries and investees and Artemis Finland as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other expenses based on headcount. The Office Allocation Charge approximated  $424,000, $431,000, and $341,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

•                  Accountor Oy, a provider of accounting and payroll services, which was owned by Proha (80.1%) and Artemis (19.9%) through November 2002 until its sale to an unrelated party, is providing certain bookkeeping, payroll and reporting services (“Service Charge”) to Artemis Finland. The Service Charge was zero for the years ended December 31, 2005 and 2004, and approximated $80,000 for the year ended December 31, 2003.

•                  Intellisoft Oy, an application service provider, which is owned by Proha (80.1%) and Artemis (19.9%), is providing certain application hosting and other services to Artemis Finland and its customers (“ASP Services Fee”). The ASP Services Fee approximated $0, $116,000 and $254,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $158,000, $173,000 and $229,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (35%), provides certain software testing services to Artemis Finland (“Testing Services”). These Testing Services approximated $122,000, $175,000 and $225,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $41,000, $29,000 and $47,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

•                  Artemis Finland has provided certain software development services to ProCountor International Oy (“ProCountor”), a company majority owned by Proha (63%). Artemis Finland has charged approximately $4,000, $0 and $0 to ProCountor for such software development services for the years ended December 31, 2005, 2004 and 2003, respectively. ProCountor has provided certain software development services to Artemis Finland and charged a fee for use of a web-based travel and expense claims program of approximately $4,000, $20,000 and $11,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

During the fourth quarter of 2003, the Company engaged Bengt Algevik to perform certain business consultancy functions for which he received consideration, including reimbursement of travel and other expenses, of approximately $200,000. Mr. Algevik completed his assignment in May 2004 and was appointed a director of the Company effective June 16, 2004.

On August 12, 2005, the Company’s wholly owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen), of which $1.7 million was outstanding at December 31, 2005. The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008 (see Note 6).

At December 31, 2005, 2004 and 2003, the Company maintained the following equity holdings in joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway) and the Metier Plancon BV, which are accounted for under the cost method.  The Company records its equity interest in losses first to the investment balance, then against loans or advances receivable.

		At December 31, 2005			For the year ended December 31,2005
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
	(in thousands)
Metier Scandinavia AS (Norway)	7.5%	$4	$5,601	$—	$10,443	$78
Metier Plancon BV	11.8%	53	807	272	3,013	9
DA Management Solutions	29.0%	6	52	—	—	(1)
Other Distributors	0%		—	50	—	—
		$63	$6,460	$322	$13,456	$86

		At December 31, 2004			For the year ended December 31,2004
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
	(in thousands)
Metier Scandinavia AS (Norway)	7.5%	$57	$4,971	$155	$10,482	$86
Metier Plancon BV	11.8%	87	217	52	3,015	(36)
DA Management Solutions	29.0%	7	60	—	—	(1)
Changepoint France	40.0%	784	887	—	—	—
Other Distributors	0%		—	92	—	—
		$935	$6,135	$299	$13,497	$49

		At December 31, 2003			For the year ended December 31,2003
	Percent Held	Investment	Total Investee Assets	Artemis Receivable	Total Investee Revenue	Equity in Net Income (Loss)
	(in thousands)
Metier Scandinavia AS (Norway)	9.9%	$44	$3,871	$189	$5,170	$59
Metier Plancon BV	11.8%	121	620	81	2,900	(65)
DA Management Solutions	29.0%	4	—	—	—	—
Intellisoft OY	19.9%	—	230	—	1,169	(44)
Changepoint France	40.0%	711	816	—	572	(268)
Other Distributors	0%		—	74	—	—
		$880	$5,537	$344	$9,811	$(318)

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

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”). Pursuant to the Settlement, the Company received $0.8 million (including VAT of $0.1 million) and $0.6 million  (including VAT of $0.1 million) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company. As a result of the Settlement, the Company recognized a pretax gain of $0.8 million reported under the caption “Other (income), net” in the Company’s consolidated statement of operations for the year ended December 31, 2005.

Note 13. Concentration of Credit Risk

During the years ended December 31, 2005, 2004 and 2003, one customer, Lockheed Martin Corporation, accounted for approximately $2.5 million (about 5%), $3.8 million (about 7%) and $5.7 million (about 10%), respectively, of consolidated revenue.  Substantially all of this revenue was generated in the Americas segment of the Company’s operations.

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

In addition, the Company issued to the Series A Holders (i) five-year warrants to purchase an aggregate of 409,090 shares of common stock at an exercise price of $2.64 per share (the “Initial Warrants”) and (ii) 210-day warrants (the “Additional Warrants”) (a) that were exercisable only in the event that the Six Month Price (as defined below) was less than $2.20 and (b) to purchase a variable number of shares of common stock at $.01 per share based upon the Six Month Price.  The number of issuable shares was determined by the “Six Month Price” which was defined as the greater of $1.75 or the lowest average closing price of the Company’s common stock for any 15 consecutive day period during the six-month period immediately following the Closing Date.  The Initial Warrants vested and became fully exercisable on the issuance date. As of December 15, 2004, the Six Month Price was $1.98 per share, which resulted in the issuance of 456,853 Additional Warrants to the Series A Holders. As of December 31, 2004 certain Series A Holders exercised their Additional Warrants resulting in the issuance of 279,188 shares of common stock. In January 2005, the remaining outstanding Additional Warrants were exercised resulting in the issuance of 177,665 shares of common stock.

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

During 2005, Laurus converted $635,000 of the outstanding $1.5 million Minimum Borrowing Note in exchange for 385,978 shares of the Company’s common stock (see Note 6).

In addition, certain former employees and former directors exercised their stock options during 2005, resulting in the issuance of 68,212 shares of the Company’s common stock.

Note 15. Stock Options and Warrants

Stock Options

The Company has granted options to purchase the Company’s restricted common stock under various plans to employees and directors.  The Compensation Committee of the Board of Directors, which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the vesting period, administers all stock option plans.  Options generally vest over terms of three to five years and have a maximum life of ten years.

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

•                  The 1998 Stock Option Plan (the “1998 Plan”) provided for the issuance of 240,000 options.  Options granted, exercised and cancelled under the plan are 243,090, 35,503 and 174,776, respectively, leaving 170,492 options available under the plan and 32,811 outstanding as of December 31, 2005. As options become available due to cancellation and forfeiture, they are added to the pool of options available for grant under the 2000 Stock Option Plan.

•                  The 2000 Stock Option Plan (the “2000 Plan”) provides for the granting of incentive and non-qualified stock options to employees, board members and advisors.  When the 2000 Plan was adopted in March of 2000, it provided for the issuance of 0.3 million options.  However, the 2000 Plan includes scheduled increases in options available for grant equal to 5% of the Company’s outstanding common stock to a maximum of 1.2 million options.  On January 1, 2003 the 2000 Plan reached the maximum of 1.2 million options available for grant.  In addition, 0.2 million options granted under the 1998 Plan and subsequently cancelled are available for grant under the 2000 Plan.  Options granted, exercised and cancelled under the 2000 Plan are 2,266,080, 62,358 and 728,684 respectively, leaving 2,045,358 options available under the 2000 Plan, including the cancelled 1998 Plan options, and 1,475,038 options outstanding as of December 31, 2005. Effective November 30, 2004, the 2000 Plan was amended and restated to provide for the issuance of 2,000,000 options, with automatic increases (on January 1 of each year) in options available for grant equal to 5% of the Company’s outstanding common stock, as of the preceding December 31 up to a maximum of 5,000,000 options. Options granted under the 2000 Plan include approximately 315,000 with vesting contingent upon the Company meeting certain annual financial performance goals.

•                  The 2000 Non-Employee Directors’ Plan (the “Non-Employee Directors Plan”) provides for automatic, non-discretionary grants of up to 300,000 non-qualified stock options to non-employee board members. Under the Non-Employee

Directors Plan, 243,900, 52,440 and 7,500 options have been granted, cancelled and exercised, respectively, and 183,960 options remain outstanding at December 31, 2005. Effective November 30, 2004, the Non-Employee Directors Plan was amended and restated to provide that each Non-Employee Director who is elected or appointed to the Board after February 24, 2004 shall receive an initial grant of options to purchase 15,000 shares of our common stock. For each Non-Employee Director serving on the Board as of February 24, 2004, he or she received a grant of options on February 24, 2004 to purchase 7,500 shares of our common stock, unless the Non-Employee Director was provided a special initial grant greater than 7,500 shares. Thereafter, commencing in 2005, each continuing Non-Employee Director shall receive a grant of options on his or her Board anniversary date to purchase up to 7,500 shares of common stock. With respect to directors serving on committees, each Non-Employee Director who, on or after February 24, 2004, is elected or appointed as, or was already, a member of the Audit, Compensation and/or the Nominating Committee, shall receive an additional grant of options to purchase 3,500 shares of our common stock for membership on each respective committee. Thereafter, each Non Employee Director who continues to serve on any such committee upon his or her applicable committee anniversary date shall be automatically granted an option on such anniversary date to purchase up to 3,500 shares of common stock.

•                  The Company assumed non-qualified stock options granted to certain key former employees of Opus360.  As of December 31, 2005, 46,983 of these stock options with an exercise price of $250 are outstanding and exercisable.  The options are exercisable until February 2010.

•                  The Company also assumed non-qualified stock options granted to other employees of Opus360 who became Artemis employees after the Share Exchange Transactions.  At December 31, 2005, none of these options were outstanding.

Warrants

There were 535,952 warrants to purchase Company common stock outstanding and exercisable at December 31, 2005. The per-share exercise prices of these warrants range from $2.64 to $46.25 and they expire through 2013.

The following tables summarize information concerning outstanding options and warrants at December 31, 2005:

		Weighted
		Average
	Stock Options	Exercise
	and Warrants	Price
	(In thousands)
Outstanding at December 31, 2002	1,307	$28.86
Granted	125	3.95
Exercised	—	—
Cancelled or forfeited	(262)	19.41
Outstanding at December 31, 2003	1,170	28.32
Granted	1,904	1.34
Exercised	(280)	0.02
Cancelled or forfeited	(268)	59.60
Outstanding at December 31, 2004	2,526	13.49
Granted	159	2.79
Exercised	(246)	0.44
Cancelled or forfeited	(164)	1.53
Outstanding at December 31, 2005	2,275	15.01

Exercisable at December 31, 2003	712
Exercisable at December 31, 2004	1,703
Exercisable at December 31, 2005	1,731

The weighted average grant-date estimated fair value of stock options and warrants granted in 2003, 2004 and 2005 approximated $240,000, $2.8 million, and $330,000, respectively.  The total intrinsic value of stock options and warrants exercised in 2004 and 2005 approximated $850,000 and $560,000, respectively.

		Options and Warrants Outstanding			Options and Warrants Exercisable
			Weighted
		Number	Average		Number
		Outstanding	Remaining	Weighted	Exercisable	Weighted
		at	Contractual	Average	at	Average
Range of		December 31,	Life	Exercise	December 31,	Exercise
Exercise Prices		2005	in Years	Price	2005	Price
		(In thousands)			(In thousands)
$1.25	$27.50	2,131	6.3	$2.05	1,588	$2.16
27.51	55.00	1	0.6	46.25	1	46.25
55.01	82.50	5	4.7	67.00	5	66.91
82.51	110.00	35	4.6	94.35	35	94.35
110.01	137.50	3	4.4	123.50	3	123.50
220.01	247.50	6	4.2	227.75	6	227.75
247.51	275.00	94	4.1	260.26	93	260.26
		2,275	6.1	15.01	1,731	19.19

The weighted average remaining contractual life of stock options and warrants that are exercisable as of December 31, 2005 approximates 5.5 years.  The aggregate December 31, 2005 intrinsic value of such options and warrants approximates $25,000.

Note 16. Contingencies/Litigation

The Company is a party to a number of legal claims arising in the ordinary course of its business.  The Company believes the ultimate resolution of these claims will not have a material effect on its financial position, results of operations or cash flows.

Note 17. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for each of the eight quarters in the two-year period ended December 31, 2005.  In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements contained herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the consolidated financial statements and notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended				Year Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Dec. 31
	2005	2005	2005	2005	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$11,971	$12,373	$10,069	$12,952	$47,365
Operating loss	(1,660)	(1,179)	(1,624)	(185)	(4,648)
Net loss	(1,254)	(883)	(1,353)	(555)	(4,045)
Basic and diluted loss per common share	(0.12)	(0.08)	(0.13)	(0.05)	(0.38)
Weighted average shares used in computing basic and diluted loss per common share	10,563	10,710	10,711	10,717	10,717

	Quarter Ended				Year Ended
	Mar. 31	Jun. 30	Sept. 30	Dec. 31	Dec. 31
	2004	2004	2004	2004	2004
	(In thousands, except per share data)

Revenues	$13,616	$13,431	$11,009	$14,389	$52,445
Operating loss	(3,553)	(1,738)	(2,479)	(1,783)	(9,553)
Net loss	(3,892)	(1,800)	(2,973)	(1,020)	(9,685)
Basic and diluted loss per common share	(0.39)	(0.18)	(0.30)	(0.10)	(0.97)
Weighted average shares used in computing basic and diluted loss per common share	9,965	9,965	9,965	10,059	9,988

Note 18.  Restructuring Costs

In response to a decline in certain key operating metrics such as total revenue, operating margin and revenue per employee, the Company adopted a non-discretionary restructuring plan that resulted in a workforce reduction and other cost reductions (collectively, the “Restructuring”) intended to strengthen the Company’s competitive position and future operating performance. The Company implemented the Restructuring during the year ended December 31, 2004.  The Company’s total charge related to this Restructuring was approximately $2.7 million as disclosed in the accompanying consolidated statements of operations.

The Restructuring charge recognized in 2004 is comprised primarily of: (i) severance pay (including related payroll taxes) and associated one-time employee termination costs related to the reduction of the Company’s workforce; (ii) the closure and consolidation of offices; (iii) relocation costs resulting from organizational realignments; and (iv) professional fees incurred to improve the competitive position of the Company.  The Company accounts for the costs associated with exiting an activity, including costs associated with the reduction of the Company’s workforce, in accordance with SFAS 146.  The following table summarizes the Company’s Restructuring-related expenses incurred during the year ended December 31, 2004:

	Restructuring Costs by Quarter
	Q1	Q2	Q3	Q4	Total
	(in thousands)
Employee termination costs	$1,002	$95	$410	$491	$1,998
Employee relocation costs	47	—	8	—	55
Facilities costs	31	22	210	16	279
Professional fees	168	31	25	184	408
	$1,248	$148	$653	$691	$2,740

As part of the Restructuring, the Company reduced its workforce by a total of seventy-one employees, from 396 to 325 (which includes scheduled terminations and voluntary resignations) or approximately 18% of its workforce.  The Restructuring charge has affected corporate positions and certain operational positions as follows:

	Restructuring Costs by Region
	Americas	EMEA	Japan/Asia*	Total
	(in thousands)
Employee termination costs	$823	$808	$367	$1,998
Employee relocation costs	35	20	—	55
Facilities costs	—	279	—	279
Professional fees	164	244	—	408
	$1,022	$1,351	$367	$2,740

* Restructuring costs for Japan/Asia have been reported in EMEA segment in Note 11 because such costs were incurred in the United Kingdom. The above table reflects the functional impact of the Restructuring.

This follows a similar reduction (8% of the workforce) in the last quarter of 2003, whereby these reductions were based on discretionary restructuring actions.  Approximately $0.9 million of the total restructuring charge is included in accrued liabilities in the accompanying December 31, 2004 consolidated balance sheet.

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

At February 28, 2006, the Company reported a headcount of 283. This reduction of forty-two employees or 13% of the Company’s workforce since December 2004 is a result of attrition and discretionary restructuring actions. The Company did not initiate any non-discretionary restructuring plans in 2005.

Note 19. Comprehensive Loss

Comprehensive loss consists of net income or loss, adjusted for other increases or decreases affecting stockholders’ deficit that are excluded in the determination of net income or loss. In July 2004, the Company restated its comprehensive loss for the year ended December 31, 2003 to correct the foreign currency translation adjustment related to the Company’s investment in Changepoint

France. Such adjustment did not affect the Company’s previously reported net loss for 2003. The calculation of the restated comprehensive loss for the year ended December 31, 2003 is as follows:

2003
(in thousands)

Net loss	$(7,891)
Foreign currency translation loss	(597)
Comprehnsive loss, as previously reported	(8,488)
Retroactive adjustment	357
Comprehensive loss, as restated	$(8,131)

Note 20. Subsequent Events (Unaudited)

Merger Agreement

On March 10, 2006, the Company entered into a merger agreement with a wholly owned subsidiary of Trilogy, Inc., RCN Acquisition, Inc. (“RCN”) in a transaction (hereinafter referred to as the “Merger”) valued at approximately $27 million. The merger agreement provides for the payment of $1.60 per share (the “Common Stock Merger Consideration”) to holders of the Company’s common stock, and $2.20 per share for the holders of Series A Preferred Stock of the Company, which represents their liquidation value pursuant to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in May 2006. On completion of the merger, Artemis would become part of Trilogy’s recently announced Versata Group.  As a wholly-owned subsidiary of RCN, the Company would be able to discontinue its Exchange Act reporting responsibilities. All outstanding options under the Company’s option plans with an exercise price below the Common Stock Merger Consideration will be converted into the right to receive the value between the exercise price and the Common Stock Merger Consideration. Outstanding options with an exercise price equal to or greater than the Common Stock Merger Consideration will receive no payment and will be cancelled. The holders of warrants issued in connection with the Series A Preferred Stock have agreed to cancel their outstanding warrants for no consideration.

In addition, under the terms of the merger agreement, the Company’s current majority stockholder (Proha) has the right to seek a superior merger/buy-out proposal through March 31, 2006. The transaction is subject to a termination fee of $750,000, which would apply whether a superior proposal is submitted either as a result of Proha’s efforts or in an unsolicited manner through the date of the aforementioned shareholders’ meeting.

Joseph Liemandt, a member of the Board of Directors of the Company, is the Chairman of the Board, CEO and President of Trilogy, Inc., which wholly owns Trilogy Capital Holdings Corporation (f/k/a Samuelson Investment Inc.), a holder of Series A Preferred Stock of Artemis. In addition, and as noted above, RCN is a wholly owned subsidiary of Trilogy, Inc.

The merger agreement has been publicly disclosed to provide investors with information regarding its terms and is not intended to provide any other factual information about Artemis and its affiliates or Trilogy and its affiliates. The merger agreement contains representations and warranties the parties thereto made to and solely for the benefit of each other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the merger agreement and that modify, qualify and create exceptions to the representations and warranties contained in the merger agreement. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts, since (i) they were made only as of the date of the merger agreement or a prior, specified date, (ii) in some cases they are subject to qualifications with respect to materiality, knowledge and/or other matters and (iii) they are modified in important part by the underlying disclosure schedules. The disclosure schedules contain information that has been included in the Company’s prior public disclosures, as well as non-public information. Moreover, information concerning the subject matter of the representations and warranties may have changed since the date of the merger agreement, which subsequent information may or may not be fully reflected in Artemis’ public disclosures.

Voting Agreement

Concurrent with the execution of the merger agreement, Proha and a majority of the Company’s Series A Preferred Stockholders executed a voting agreement (the “Voting Agreement”) pursuant to which they have agreed to vote their shares in favor of the merger and not to solicit, assist or vote for an alternative transaction, except that Proha has the right to seek a superior proposal until March 31, 2006. The Voting Agreement terminates if (i) the merger agreement is terminated or (ii) in certain instances, at Proha’s discretion. These stockholders are able to transfer their shares of the Company’s securities as long as the transferee agrees to be bound by the terms of the Voting Agreement.

Proha Agreement

Concurrent with the execution of the merger agreement, Proha and the Company executed an agreement (“Proha Agreement”) that sets forth certain commitments relating to indebtedness between Proha and the Company, as well as transition arrangements between Proha and one of the Company’s affiliates, Artemis Finland. Within five business days of the close of the Merger, the Company will pay $0.4 million to Proha to settle the indebtedness between the parties. In addition, the parties have agreed to negotiate in good faith and to execute extensions of a lease agreement and an administrative services agreement between Proha and Artemis Finland, with such extensions to be on terms consistent with those currently in effect, for such period as shall be reasonably requested by the Company.

Laurus Agreement

Concurrent with the execution of the merger agreement, the Company has also executed an agreement (the “Laurus Agreement”) that provides a final payout relating to, and thereby closing, the Company’s current line of credit secured with Laurus. By the earlier of the close of the Merger or June 16, 2006 (the “Payout Date”), the Company has agreed to pay Laurus the following amounts:  (i) all principal outstanding pertaining to the over-advance provided to the Company, which equals $3.0 million plus accrued interest, (ii) all principal outstanding under the minimum borrowing note, which equals $0.9 million plus accrued interest and (iii) $110,000 in exchange for the cancellation of their warrants  (collectively, the “Payments”). There are no additional prepayment penalties due resulting from closing the Laurus Facility. The parties have agreed to execute a customary payoff letter releasing all guarantees and liens under the Laurus Facility at the Payout Date (See Note 6 for further disclosure on the Laurus Facility).