Form 10-Q
period 2006-03-31
ARTEMIS INTERNATIONAL SOLUTIONS CORP
filed 2006-05-15
CIK 1099674

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2006

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

There were 10,877,087 shares of common stock outstanding as of May 12, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No  ☒

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2006

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,741	$4,057
Trade accounts receivable, net	7,712	9,478
Other accounts receivable	628	572
Prepaid expenses	1,055	1,365
Other current assets	104	136
Total current assets	14,240	15,608

Property and equipment, net	496	491
Investment in affiliates and other assets	824	978
Total assets	$15,560	$17,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,562	$3,122
Due to related party	346	493
Accrued liabilities	2,607	3,012
Accrued payroll and related taxes	3,745	5,199
Deferred revenue	7,276	4,877
Short-term debt and line of credit, net	4,476	3,871
Current portion of long-term debt	608	611
Total current liabilities	22,620	21,185

Accrued pension and other liabilities	5,262	5,106
Long-term debt, less current portion	1,293	1,498
Total liabilities	29,175	27,789

Commitments and contingencies

Stockholders’ deficit:

Series A convertible preferred stock, liquidation preference of $9,000, $0.001 par value, 25,000,000 shares authorized, 4,090,909 issued and outstanding	4	4
Common stock, $0.001 par value, 50,000,000 shares authorized, 10,877,087 shares issued and outstanding at March 31, 2006 and 10,877,087 shares issued and outstanding at December 31, 2005	11	11
Additional paid-in capital, net of issuance costs	90,447	90,357
Accumulated deficit	(99,813)	(96,721)
Accumulated other comprehensive (loss)	(4,264)	(4,363)
Total stockholders’ (deficit)	(13,615)	(10,712)
Total liabilities and stockholders’ deficit	$15,560	$17,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue:
Software	$1,423	$2,815
Support	4,097	4,361
Services	5,136	4,796
	10,656	11,972

Cost of revenue:
Software	133	73
Support	1,181	1,258
Services	3,744	3,997
	5,058	5,328

Gross margin	5,598	6,644

Operating expenses:
Selling and marketing	3,000	3,859
Research and development	1,940	1,936
General and administrative	1,720	1,870
Merger expenses	752	—
Stock compensation	90	—
Amortization expense	—	638
	7,502	8,303

Operating loss	(1,904)	(1,659)

Interest expense, net	186	57
Other expense (income), net	157	(769)
Foreign currency transaction loss	505	95
	848	(617)

Loss before income taxes	(2,752)	(1,042)

Income tax expense	340	211

Net loss	$(3,092)	$(1,253)

Loss per common share:
Basic	$(0.28)	$(0.12)
Diluted	$(0.28)	$(0.12)

Weighted average common shares used in computing loss per common share	10,877	10,519

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Cash flow from operating activities:
Net loss	$(3,092)	$(1,253)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36	776
Gain on the disposition of affiliated entity	—	(756)
Disposition of assets	—	19
Stock compensation expense	90	—
Changes in operating assets and liabilities:
Decrease in trade accounts receivable	1,766	2,429
(Increase) decrease in prepaid expenses and other assets	440	(599)
Increase in deferred revenues	2,399	2,875
Decrease in accounts payable, accrued expenses, and other liabilities	(1,411)	(808)
Net cash provided by operating activities	228	2,683

Cash flow from investing activities:
Capital expenditures, net	(41)	(73)
Proceeds from the sale of investee	—	829
Net cash provided by (used in) investing activities	(41)	756

Cash flow from financing activities:
Proceeds from the exercise of stock options and warrants, net of taxes	—	13
Net increase in short-term borrowings	602	697
Principal borrowings (repayments) of debt	(205)	(23)
Net cash provided by financing activities	397	687

Effect of foreign currency exchange rate changes on cash and cash equivalents	100	(218)

Net increase in cash and cash equivalents	684	3,908

Cash and cash equivalents at the beginning of the period	4,057	3,720

Cash and cash equivalents at the end of the period	$4,741	$7,628

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$120	$205
Cash paid for income taxes	$596	$701

The accompanying notes are an integral part of these condensed consolidated financial statements.

See the accompanying notes for information on non-cash investing and financing activities.

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2006
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

On March 10, 2006, the Company entered into a merger agreement with a wholly-owned subsidiary of Trilogy, Inc. The merger is expected to be consummated in June 2006 and will allow the Company to discontinue its Exchange Act reporting requirements. (See Note 2 and 14 for further information).

As of March 31, 2006, approximately 73% (or 53%, assuming conversion of all preferred shares) of the Company’s outstanding common stock was owned by Proha Plc (“Proha”), a Finnish Company.

Artemis’ common stock is quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI”.

Note 2. Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2005, which has been derived from audited financial statements, and the unaudited interim condensed financial statements of Artemis, which include the accounts of its wholly owned subsidiaries for the three month periods ended March 31, 2006 and 2005 and the related footnote information have been prepared on a basis substantially consistent with the Company’s audited consolidated financial statements as of December 31, 2005 contained in the Company’s annual report on Form 10-K, as filed with the Securities and Exchange Commission (the “Annual Report”). All significant inter-company transactions have been eliminated. Equity investments in which Artemis owns at least 20% of the voting securities, or exercises significant influence over (either individually or in concert with its parent, Proha), are accounted for using the equity method. Investments in which the Company owns less than 20% and is not able to exercise significant influence over the investee are accounted for under the cost method of accounting.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which, except as described elsewhere herein, consisted only of normal recurring adjustments) which management considers necessary to present fairly the financial position of the Company at March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2005.

The Company’s independent public accountants have included a “going concern” explanatory paragraph in their audit report on the December 31, 2005 consolidated financial statements, which have been prepared assuming that the Company will continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2006, the Company’s current liabilities exceeded current assets by approximately $8.4 million.

In early 2005, the Company reviewed various strategies to fund the Company and retained an investment-banking firm to engage in selling the Company. As a result, on March 10, 2006, the Company entered into a merger agreement with a wholly-owned subsidiary of Trilogy, Inc., in a transaction valued at approximately $27 million. The agreement provides for the payment of $1.60 per share to holders of Artemis’ common stock, and $2.20 per share for the holders of Series A Preferred Stock of Artemis, which represents their liquidation value. The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in June 2006. On completion of the merger, Artemis will become a part of Trilogy’s recently announced

Versata Group. Assuming a successful completion of this merger transaction, cash requirements through the end of fiscal year 2006 are to fund operations at approximately the same levels as fiscal year 2005 as well as to fund certain acquisition-related costs, such as investment-banking, fairness opinion and legal fees. These fees are expected to be approximately $1.6 million. (See Note 14 for further information).

The Company has taken a number of actions to improve its financial strength and cash availability including but not limited to entering into a loan agreement with a financial institution in Japan for approximately $2.1 million in August of 2005 (see Note 9) and taking steps to reduce and defer discretionary spending to more closely match expenses with actual and projected revenues.

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

Note 3. Stock-Based Incentive Compensation

Effective January 1, 2006, the company adopted the provisions issued by the Financial Accounting Standards Board (“FASB”) under Statement of Financial Accounting Standards (“SFAS”) No. 123-R, “Share-Based Payment,” (“SFAS No. 123-R”). SFAS No. 123-R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The company previously accounted for awards granted under its equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options is equal to the market price of the Company’s common stock (defined as the closing price as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq) on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to 2006.

Under the modified prospective method of adoption for SFAS No. 123-R, the compensation cost recognized by the company beginning in 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

Options granted by the Company generally expire 10 years from the grant date. Options granted to existing and newly hired employees generally vest over a four-year period from the date of grant. The company’s equity incentive plan also allows for performance-based vesting for equity incentive awards.

Share-based compensation recognized in 2006 as a result of the adoption of SFAS No. 123-R as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123-R use the Black-Scholes option pricing model for estimating fair value of options granted under the company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123-R to options granted under the company’s equity incentive plans and rights to acquire stock granted under the company’s stock participation plan:

Three Months Ended March 31,
2006
(in thousands, except per share amounts)
(Unaudited)

General and administrative	$(90)
Net share-based compensation effect in net income	$(90)

Basic and diluted loss per common share
As reported	$(0.01)
Pro forma	$(0.01)

In accordance with SFAS No. 123-R, the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of 2006 was insignificant.

Pro forma information required under SFAS No. 123 for periods prior to 2006 as if the Company had applied the fair value recognition provisions of SFAS No. 123, to options granted under the company’s equity incentive plans and rights to acquire stock granted under the Company’s stock participation plan, was as follows:

Three Months Ended March 31,
2005
(in thousands, except per share amounts)
(Unaudited)
Net loss as reported	$(1,253)
Less: Total stock-based employee compensationexpense determined under Black-Scholes option
pricing model, net of tax	(105)
Pro forma net loss	$(1,358)

Basic and diluted loss per common share
As reported	$(0.12)
Pro forma	$(0.12)

The above table includes compensation expense related to stock options granted to employees during 2005, 2004 and prior years. The pro forma compensation expense reported in the above table is generally based on the vesting provisions in the related stock option grants, and includes an allowance for estimated forfeitures.

The following weighted average assumptions were used as applicable in the above table:

	Three Months Ended March 31,
	2006	2005
Annual Dividends	zero	zero
Expected Volatility	112%	118%
Risk free interest rate	4.7%	3.1%
Expected life	5 years	5 years

The expected volatility is based on the historical volatility. The expected life of options granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107 due to changes in the vesting terms and contractual life of current option grants compared to the company’s historical grants. The expected life for options granted in the first quarter of 2005 included the impact of options with extended vesting periods granted to key officers and other senior level employees.

Options outstanding that have vested and are expected to vest as of March 31, 2006 are as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
(Shares and Intrinsic Value in thousands)	Shares	Price	Term	Value (1)
Vested	1,242	$25.50	5.6	$102
Expected to Vest	397	1.80	8.4	53
Total	1,639	$19.76	6.3	$155

(1) These amounts represent the difference between the exercise price and $1.54, the closing price of the Company’s stock on March 31, 2006 as quoted on the Over-the-Counter Bulletin Board administered by Nasdaq under the symbol “AMSI” , for all in-the-money options outstanding.

Options outstanding that are expected to vest are net of estimated future option forfeitures in accordance with the provisions of SFAS No. 123(R), which are estimated when compensation costs are recognized. Additional information with respect to stock option activity is as follows:

		Outstanding Options
	Shares		Weighted	Aggregate
	Available for	Number of	Average	Intrinsic
(Shares and Intrinsic Value in thousands)	Grant	Shares	Exercise Price	Value (1)
January 1, 2006	2,698	1,739	$18.70	—
Grants	11	11	1.45	1
Exercises	—	—	—	—
Cancellations	110	110	1.35	21
March 31, 2006	2,798	1,639	$19.76	—

Options Exerciseable at:
December 31, 2005		1,196	$26.42
March 31, 2006		1,242	$25.50

(1) Represents the difference between the exercise price and the value of the Company’s common stock at the time of exercise.

Note 4. Significant Recent Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS 123-R, using the modified prospective transition method. This Statement replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123-R requires a company to measure the grant date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. In addition, SFAS 123-R requires that the excess tax benefits related to stock compensation be reported as a cash inflow from financing activities rather than as a reduction of taxes paid in cash from operations. Refer to Note 3 for additional information on the Company’s  stock-based compensation plans and related compensation expense.

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

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
	(Unaudited)
Numerator:
Net loss	$(3,092)	$(1,253)

Denominator:
Weighted average outstanding shares of common stock	10,877	10,519

Basic and diluted loss per common share	$(0.28)	$(0.12)

Diluted loss per common share for three months ended March 31, 2006 and 2005 does not include the effect of stock options and warrants since their effect would be anti-dilutive.  Options and warrants outstanding at March 31, 2006 and 2005 approximated 2.2 million and 2.5 million, respectively.

Note 6. Comprehensive Loss

Comprehensive loss consists of net loss, adjusted for other increases or decreases affecting stockholders’ equity that are excluded in the determination of net loss. The calculation of comprehensive loss for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
	(Unaudited)
Net loss	$(3,092)	$(1,253)
Translation (loss)	99	(218)
Comprehensive loss	$(2,993)	$(1,471)

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

Three Months Ended March 31, 2006

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$149	$936	$323	$15	$1,423
Support	1,296	2,333	410	58	4,097
Services	570	3,384	1,038	144	5,136
Total revenue	2,015	6,653	1,771	217	10,656

Cost of revenue:
Software	37	35	61	—	133
Support	352	725	87	17	1,181
Services	322	2,815	488	119	3,744
Total cost of revenue	711	3,575	636	136	5,058

Gross margin	1,304	3,078	1,135	81	5,598

Operating income (loss)	$(1,122)	$(401)	$514	$(143)	$(1,152)

Three Months Ended March 31, 2005

	Americas	EMEA	Japan	Asia	Total
Revenue:
Software	$408	$1,858	$376	$173	$2,815
Support	1,235	2,596	449	81	4,361
Services	491	3,691	472	142	4,796
Total revenue	2,134	8,145	1,297	396	11,972

Cost of revenue:
Software	1	57	15	—	73
Support	335	833	67	23	1,258
Services	500	3,164	251	82	3,997
Total cost of revenue	836	4,054	333	105	5,328

Gross margin	1,298	4,091	964	291	6,644

Operating income (loss)	$(1,982)	$(73)	$368	$28	$(1,659)

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

During the first half of 2005 Laurus converted a total of $635,000 of the outstanding $1.5 million Minimum Borrowing Note in exchange for 385,978 shares of the Company’s common stock, leaving $865,000 outstanding under the Minimum Borrowing Note as of March 31, 2006 which was classified under “Short-term debt and line of credit, net” in the accompanying condensed consolidated balance sheet.

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

On March 9, 2006, the Company agreed with Laurus to repay the Advance of $3.0 million and the principal outstanding under the Minimum Borrowing Note of $865,000, plus accrued interest on the earlier of the effective date of the merger transaction described in Note 14, or June 16, 2006. The Company also agreed to pay an additional $110,000 in exchange for the cancellation of warrants owned by Laurus and any prepayment penalties under the agreements with Laurus.

On March 1, 2004, the Company’s wholly owned subsidiary in Finland, Artemis Finland Oy (“Artemis Finland”), entered into a loan agreement with a financial institution in the amount of approximately $3.1 million which was repaid in 2005 (See Note 11).

On August 12, 2005, the Company’s wholly owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen). The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008. The proceeds from the loan were used to acquire certain intellectual property rights from the Company’s wholly owned subsidiary in the UK. At March 31, 2006, $1.5 million was outstanding of which $0.6 million is classified under “Current portion of long-term debt” and $0.9 million is classified under “Long-tern debt, less current portion” in the accompanying consolidated balance sheet.

Interest paid for the three months ended March 31, 2006 and 2005 was approximately $0.1 million and $0.2 million, respectively.

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

Note 11. Other Related Party Transactions

At March 31, 2006 and December 31, 2005, the Company had other net payables to Proha (which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 10), owns approximately 53% of the Company’s outstanding common stock on a post-conversion basis) of $0.3 million and $0.5 million, respectively.

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

There are several related party agreements in place between Proha or its subsidiaries and investees and Artemis Finland as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other expenses based on headcount. The Office Allocation Charge approximated $81,000 and  $136,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $16,000 and  $45,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (15%), provides certain software testing services to Artemis Finland (“Testing Services”). These Testing Services approximated $5,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $13,000 and $10,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Artemis Finland has provided certain software development services and software sales to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19.9%). Artemis Finland has charged approximately $0 and $1,000 to ProCountor for such services for the three months ended March 31, 2006 and 2005, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $12,000 and $1,000 for the three months ended March 31, 2006 and 2005, respectively.

On August 12, 2005, the Company’s wholly owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen), of which $1.7 million was outstanding at December 31, 2005. The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008 (see Note 10).

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

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”). Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company. As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006.

At March 31, 2006 and 2005, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method. The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

Note 12. Benefit Plans

The Company has a defined contribution plan (“the Plan”) which qualifies under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers all U.S. employees who may contribute up to 60% of their annual compensation with an annual maximum of $15,000 for calendar 2006. Employer contributions vest to the participants incrementally over a period of five years. Company contributions to the Plan were $20,000 and $22,000 during the three months ended March 31, 2006 and 2005, respectively.

The Company also has a defined benefit pension plan covering the employees of its United Kingdom subsidiary. Company contributions are determined based upon a percentage, as determined by an actuary, of an eligible employee’s annual salary.  Company contributions to the defined benefit pension plan during the year ended December 31, 2005 were $0.3 million. The projected contribution for the year ending December 31, 2006 is $0.3 million.

Net defined benefit pension cost included the following components:

	For the years ended December 31,
	Projected 2006	2005
	(in thousands)
Service cost	$370	$306
Interest cost	680	603
Expected return on plan assets	(660)	(538)
Amortization of unrecognized actuarial net loss	164	122
	$554	$493

Note 13. Licensing Agreement

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

The initial term of the software license ends November 30, 2007, and is renewable for one additional three-year term. The Company has agreed on certain minimum royalty payments to secure worldwide exclusivity. Also as part of the transaction, the Company agreed to pay AMS $0.5 million to secure the option to purchase the AMS Software. This option fee was paid by the Company to AMS in April 2005 and is non-recoverable. The option fee was capitalized and recorded under the caption “Investment in affiliates and other assets” in the accompanying condensed consolidated balance sheet at March 31, 2006 and is being amortized over the option term through November 30, 2006. The purchase price for the AMS Software is $2.5 million and is payable in two annual installments, should the Company elect to exercise such option.

Further, the Company has agreed to fund the additional development work with $0.5 million to be paid in five installments. The Company made two payments of $0.1 million in December 2004 and October 2005.

Note 14. Merger Agreement

On March 10, 2006, the Company entered into a merger agreement with a wholly owned subsidiary of Trilogy, Inc., RCN Acquisition, Inc. (“RCN”), in a transaction (hereinafter referred to as the “Merger”) valued at approximately $27 million. The merger agreement provides for the payment of $1.60 per share (the “Common Stock Merger Consideration”) to holders of the Company’s common stock, and $2.20 per share for the holders of the Company’s Series A Preferred Stock, which represents their liquidation value pursuant to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in June 2006. On completion of the merger, Artemis would become part of Trilogy’s recently announced Versata Group. As a wholly-owned subsidiary of RCN, the Company would be able to discontinue its Exchange Act reporting responsibilities. All outstanding options under the Company’s option plans with an exercise price below the Common Stock Merger Consideration will be converted into the right to receive the value between the exercise price and the Common Stock Merger Consideration. Outstanding options with an exercise price equal to or greater than the Common Stock Merger Consideration will receive no payment and will be cancelled. The holders of warrants issued in connection with the Series A Preferred Stock have agreed to cancel their outstanding warrants for no consideration.

In addition, under the terms of the merger agreement, the Company’s current majority stockholder (Proha) had the right to seek a superior merger/buy-out proposal through March 31, 2006. No such proposal was submitted to the Company. The transaction is subject to a termination fee of $750,000, which would apply if a superior proposal is submitted to the Company and accepted by the Company’s board of directors through the date of the aforementioned shareholders’ meeting.

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

Voting Agreement

Concurrent with the execution of the merger agreement, Proha and a majority of the Company’s Series A Preferred Stockholders executed a voting agreement (the “Voting Agreement”) pursuant to which they have agreed to vote their shares in favor of the merger and not to solicit, assist or vote for an alternative transaction, except that Proha had the right to seek a superior proposal through March 31, 2006. The Voting Agreement terminates if (i) the merger agreement is terminated or (ii) in certain instances, at Proha’s discretion. These stockholders are able to transfer their shares of the Company’s securities as long as the transferee agrees to be bound by the terms of the Voting Agreement.

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

The following discussion should be read in conjunction with the accompanying unaudited condensed Consolidated Financial Statements and related Notes thereto and the Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

More than 440 companies representing over 645,000 users in 44 different countries have licensed Artemis solutions in a broad range of industries, including: AMI Semiconductor, Chicago Mercantile Exchange, Denso, Exelon Energy, Lockheed Martin, MoneyGram, Nokia, Telecom Italia, Toshiba, and USAA.

Our corporate offices are located at 4041 MacArthur Boulevard, Suite 401, Newport Beach, CA 92660 and our telephone number at that address is (949) 660-6500.

Merger Agreement

On March 10, 2006, we entered into a merger agreement with a wholly owned subsidiary of Trilogy, Inc., RCN Acquisition, Inc. (“RCN”), in a transaction (hereinafter referred to as the “Merger”) valued at approximately $27 million. The merger agreement provides for the payment of $1.60 per share (the “Common Stock Merger Consideration”) to holders of the Company’s common stock, and $2.20 per share for the holders of the Company’s Series A Preferred Stock, which represents their liquidation value pursuant to the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in June 2006. On completion of the merger, we would become part of Trilogy’s recently announced Versata Group. As a wholly-owned subsidiary of RCN, the we would be able to discontinue its Exchange Act reporting responsibilities. All outstanding options under the Company’s option plans with an exercise price below the Common Stock Merger Consideration will be converted into the right to receive the value between the exercise price and the Common Stock Merger Consideration. Outstanding options with an exercise price equal to or greater than the Common Stock Merger Consideration will receive no payment and will be cancelled. The holders of warrants issued in connection with the Series A Preferred Stock have agreed to cancel their outstanding warrants for no consideration.

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

Results of Operations

ARTEMIS INTERNATIONAL SOLUTIONS CORPORATION.

Consolidated Financial Highlights

(Unaudited)

	Three Months Ended March 31,
		Percent		Percent
		of Total		of Total
	2006	Revenues	2005	Revenues
	(in millions)
Statement of Operations Data:

Revenue:
Software	$1.4	13%	$2.8	24%
Support	4.1	38%	4.4	36%
Services	5.2	48%	4.8	40%
	10.7	100%	12.0	100%

Cost of revenue:
Software	0.1	1%	0.1	1%
Support	1.2	11%	1.3	11%
Services	3.8	35%	4.0	33%
	5.1	48%	5.3	45%

Gross margin	5.6	52%	6.6	55%

Operating expenses:
Selling and marketing	3.0	28%	3.9	32%
Research and development	1.9	18%	1.9	16%
General and administrative	1.7	16%	1.9	16%
Merger expenses	0.8	7%	—	0%
Stock compensation	0.1	1%	—	0%
Amortization expense	—	0%	0.6	5%
Restructuring charge	—	0%	—	0%
	7.5	70%	8.3	69%

Operating loss	(1.9)	-18%	(1.7)	-14%

Net interest expense	0.2	2%	0.1	0%
Other non-operating expense (income), net	0.2	1%	(0.8)	-6%
Foreign exchange (gain) loss	0.5	5%	0.1	1%
Non operating income, net	0.9	8%	(0.6)	-5%

Loss before income taxes	(2.8)	-26%	(1.0)	-9%

Income tax expense	0.3	3%	0.2	2%

Net Ioss	$(3.1)	-29%	$(1.3)	-10%

Three months ended March 31, 2006 and 2005

Revenue

Software Revenue

	Three Months Ended March 31,		Change
	2006	2005	$	%

Americas	$149	$408	$(259)	-63%
EMEA	936	1,858	(922)	-50%
Japan	323	376	(53)	-14%
Asia	15	173	(158)	-91%
	$1,423	$2,815	$(1,392)	-49%

Software revenue represents fees earned for granting customers licenses to use our software products. Software revenue overall decreased by $1.4 million or 49% compared to the first quarter ended March 31, 2005. From a geographical perspective, the decrease was particularly strong in France and the US with decreases of $0.6 million and $0.3 million, respectively. The Company’s strategic product platform, Artemis 7, represented 43% of total software revenue for the first quarter of 2006 compared to 62% for the same quarter in 2005.

Support Revenue

	Three Months Ended March 31,		Change
	2006	2005	$	%

Americas	$1,296	$1,235	$61	5%
EMEA	2,333	2,596	(263)	-10%
Japan	410	449	(39)	-9%
Asia	58	81	(23)	-28%
	$4,097	$4,361	$(264)	-6%

Support revenue consists of fees for providing software updates and technical support for our software products. Support revenue for the first quarter of 2006 decreased by 6% or $0.3 million for the three months ended March 31, 2006. This decrease is a result of the adverse effect of changes in foreign currency exchange rates. In addition, increases in support revenue resulting from new software sales were offset by expected attrition within the existing customer base.

Services Revenue

	Three Months Ended March 31,		Change
	2006	2005	$	%

Americas	$570	$491	$79	16%
EMEA	3,384	3,691	(308)	-8%
Japan	1,038	472	566	120%
Asia	144	142	2	1%
	$5,136	$4,796	$339	7%

Services revenue consists of fees for consulting and training services generated by our personnel and through subcontracted third-party arrangements. For the quarter ended March 31, 2006, services revenue increased by $0.3 million or 7% compared to the same quarter in 2005 with declines in EMEA being offset by an increase in services revenue in Japan and the US. The decrease in EMEA is a result of the adverse effect of changes in foreign currency exchange rates.

Cost of Revenue

	Three Months Ended March 31,		Change
	2006	2005	$	%

Americas	$711	$836	$(125)	-15%
EMEA	3,575	4,054	(479)	-12%
Japan	636	333	303	91%
Asia	136	105	31	30%
	$5,058	$5,328	$(270)	-5%

Cost of revenue consists primarily of salaries and third-party expenses principally related to consulting, software maintenance services and training services. The decrease in cost of revenue in the Americas and EMEA was primarily due to a reduction in headcount taken in previous years as a result of the expected lower level of services revenue and efforts to increase the services gross margin. Since the majority of our costs of revenue are directly related to our support and service revenues, this had a significant impact on overall costs of revenues. Cost of revenue increased in Japan as a result of adding resources in line with the expected additional services revenue.

Gross Profit

Total gross profit for the first quarter of 2006 decreased by $1.0 million compared to the first quarter of 2005, resulting from the decrease in software and support revenue, which was partially offset by a margin increase in services revenue. Total gross profit for the three months ended March 31, 2006 was $5.6 million compared to $6.6 million for the same period in 2005. Gross profit margin for the three months ended March 31, 2006 decreased to 53% from 55% during the same period in 2005 due to a shift in revenue mix towards services revenue.

Operating Expenses

Selling and Marketing expenses

Selling and marketing expenses consist primarily of personnel related costs for our direct sales force and marketing staff and cost for marketing programs, including advertising, trade shows, promotional materials and customer conferences. Selling and marketing expenses decreased to $3.0 million during the three months ended March 31, 2006, from $3.9 million during the same period of 2005. Sales and marketing efforts have been focused on further promoting our industry —specific solutions while reducing the overall marketing activities.

Research and development

Research and development expenses consist primarily of salaries and related costs associated with the development of our products. Research and development expenses remained flat for the three months ended March 31, 2006 compared to the same period in 2005. Savings resulting from the reduction of our in-house development organization were offset by additional costs of the outsourced development team and related transition costs.

General and administrative

General and administrative expenses consist primarily of personnel salaries and wages and related costs for general corporate functions, including executive, legal, finance, accounting, human resources and information systems. General and administrative expenses decreased by $0.2 million to $1.7 million for the first quarter of 2006, from $1.9 million in the same quarter of 2005, resulting from additional efforts to reduce discretionary spending.

Merger expenses

Merger expenses for the first quarter of 2006 include approximately $0.8 million of legal and other costs that are directly related to the pending merger transaction described in Note 14 to the accompanying condensed consolidated financial statements.

Amortization expense

Amortization expense represents the financial statement effect of amortizing certain intangible assets. The Company recorded amortization expense of zero and $0.6 million for the quarters ended March 31, 2006 and 2005, respectively. The intangible assets were fully amortized in July of 2005.

Non-operating (income) expenses, net

Non-operating income and expenses consist of (i) net interest income or expense, (ii) equity in the net income or losses of unconsolidated affiliates, (iii) foreign exchange gains or losses, (iv) income tax expense (benefit), and (v) other (income) expense. During the three months ended March 31, 2006, the Company incurred interest expense in the amount of $0.2 million, resulting from a loan initiation fee and the interest rate related to an advance under the existing $5.0 million revolving credit facility with Laurus. Foreign exchange gains and losses result from changes in the exchange rates of the currencies used in the countries in which Artemis operates. During the quarter ended March 31, 2005, the Company recognized a pretax gain of $0.8 million as a result of the disposition of an affiliated entity.

Changes in foreign currency exchange rates

The effect of changes in foreign currency exchange rates for the quarter ended March 31, 2006 compared to the prior-year quarter resulted in a decrease in revenues of approximately $0.8 million and an increase in operating loss of less than $0.1 million.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $4.7 million compared to $4.1 million at December 31, 2005.

Our operating activities provided approximately $0.2 million in cash during the three months ended March 31, 2006. Operating cash flow was positively impacted by (i) an increase in deferred revenues of $2.7 million, (ii) a decrease in trade accounts receivable of $1.4 million, and (iii) a decrease in prepaid expenses and other assets of $0.4 million. The effects of these items on cash were partially offset by factors such as (iv) a decrease in accounts payable and other liabilities of $1.4 million and  (v) the net loss of $3.0 million reported for the three months ended March 31, 2006. We did not enter into any significant investing activities and increased our borrowings by $0.6 million in financing activities during the three months ended March 31, 2006.

The Company’s principal sources of liquidity are cash and cash equivalents, our expected cash flows from operations and our lines of credit. Our near and long-term operating strategies focus on promoting our new and existing solution offerings to increase revenue and cash flow while better positioning the Company to compete under current market conditions.

In early 2005, the Company reviewed various strategies to fund the Company and retained an investment-banking firm to engage in selling the Company. As a result, on March 10, 2006, the Company entered into a merger agreement with a wholly-owned subsidiary of Trilogy, Inc., in a transaction valued at approximately $27 million. The agreement provides for the payment of $1.60 per share to holders of Artemis’ common stock, and $2.20 per share for the holders of Series A Preferred Stock of Artemis, which represents their liquidation value. The transaction is subject to certain covenants relating to the Company’s financial performance and the approval of the stockholders of Artemis, with a meeting of the stockholders expected to be held in June 2006. On completion of the merger, Artemis will become a part of Trilogy’s recently announced Versata Group. Assuming a successful completion of this merger transaction, cash requirements through the end of fiscal year 2006 are to fund operations at approximately the same levels as fiscal year 2005 as well as to fund certain acquisition-related costs, such as investment-banking, fairness opinion and legal fees. These fees are expected to be approximately $1.6 million.

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

Related Party Transactions

At March 31, 2006 and December 31, 2005, the Company had other net payables to Proha (which, factoring in the common stock conversion rights of the holders of the Series A preferred stock (see Note 10), owns approximately 53% of the Company’s outstanding common stock on a post-conversion basis) of $0.3 million and $0.5 million, respectively.

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

There are several related party agreements in place between Proha or its subsidiaries and investees and Artemis Finland as further described below:

•                  Artemis Finland shares office space with Proha, for which Proha charges Artemis Finland a share of its office-related costs (“Office Allocation Charge”), such as rent, utilities, telecommunication costs, office maintenance and certain other expenses based on headcount. The Office Allocation Charge approximated $81,000 and  $136,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Datamar Oy, a subsidiary of Proha (90%), is providing certain project management and programming services to Artemis Finland (“Management Programming Fee”). The Management Programming Fee charged to Artemis Finland approximated $16,000 and  $45,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Tesnet Group Oy (formerly Intellitest International Oy), a company partially owned by Proha (15%), provides certain software testing services to Artemis Finland (“Testing Services”). These Testing Services approximated $5,000 and $62,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Artemis Finland is a distributor of software products provided by Safran Software Solutions AS (“Safran”), a Norwegian company wholly owned by Proha. The royalty paid by Artemis Finland to Safran approximated $13,000 and $10,000 for the three months ended March 31, 2006 and 2005, respectively.

•                  Artemis Finland has provided certain software development services and software sales to ProCountor International Oy (“ProCountor”), a company partially owned by Proha (19.9%). Artemis Finland has charged approximately $0 and $1,000 to ProCountor for such services for the three months ended March 31, 2006 and 2005, respectively. ProCountor has also provided certain software development services to Artemis Finland Oy and charged a fee for use of a web-based travel and expense claims program of approximately $12,000 and $1,000 for the three months ended March 31, 2006 and 2005, respectively.

On August 12, 2005, the Company’s wholly owned subsidiary in Japan, Artemis International KK (“Artemis Japan”) entered into a loan agreement with a financial institution in the amount of approximately $2.1 million (or 233 million Yen), of which $1.7 million was outstanding at December 31, 2005. The loan bears interest at 1.95% per annum and is due in monthly installments through July 31, 2008 (see Note 10).

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

An issue arose regarding the Company exercising its put option, which the parties settled in March of 2005 (the “Settlement”). Pursuant to the Settlement, the Company received $829,000 (including VAT of $136,000) and $557,000  (including VAT of $92,000) in cash in March and April of 2005, respectively, representing the nominal value of the shares held by Artemis France in the joint venture, shareholder loans and other receivables owed to the Company. As a result of the Settlement, the Company recognized a pretax gain of $756,000 reported under the caption “Other (income), net” in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2006.

At March 31, 2006 and 2005, the Company maintained equity holdings in certain joint ventures, which are accounted for under the equity method, with the exception of Metier Scandinavia AS (Norway), Metier Plancom BV(Netherlands) and DA Management Solutions(Finland) which are accounted for under the cost method. The Company records its equity interest in net losses first to the investment balance, then against loans or advances.

Item 3.           Qualitative and Quantitative Disclosure About Market Risk

At March 31, 2006, the majority of our cash balances were held primarily in the form of short- term highly liquid investment grade money market funds of major financial institutions. Due to the short-term nature of our investments and the fact that they are marked to market daily, we believe that we are not subject to any material interest or market rate risks.

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

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d –15(e) of the 34 Act) as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”). The CEO and CFO concluded based upon that evaluation that, as of March 31, 2006, they were effectively and timely informed by our disclosure controls and procedures of the material information relating to us (or our consolidated subsidiaries) as would be required to be included in our periodic filings with the SEC. Further, our CEO and the CFO concluded based on their most recent evaluation as of the Evaluation Date that there are no significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial data, and our officers have identified no material weaknesses in internal controls.

There were no changes made in our internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or were reasonably likely to materially affect our internal control over financial reporting.

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

Artemis International Solutions Corporation

Date:	May 15, 2006	/s/ Patrick Ternier
Patrick Ternier, Chief Executive Officer

Date:	May 15, 2006	/s/ Robert S. Stefanovich
Robert S. Stefanovich, Chief Financial Officer